Form 10-Q
period 2008-09-30
Diamond Information Institute
filed 2008-11-14
CIK 1429859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-149978

DIAMOND INFORMATION INSTITUTE, INC
(Exact name of registrant as specified in its charter)

New Jersey	22-2935867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Daniel Road East
Fairfield, New Jersey	07004
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:                                                                                     (973) 227-3230

Copies of Communication to:
Stoecklein Law Group
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
(619) 704-1325

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No  ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 10, 2008, was 11,643,100 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	[Unaudited]

Assets:
Current Assets:
Accounts Receivable	$448,017	$692,619
Inventory	1,402,719	1,333,752
Prepaid Expenses	29,503	48,618

Total Current Assets	1,880,239	2,074,989

Property and Equipment – Net	176,416	222,715

Other Assets:
Deferred Tax Asset	157,168	-
Investment in Unconsolidated Affiliate	5,000	5,000

Total Other Assets	162,168	5,000

Total Assets	$2,218,823	$2,302,704

See Notes to Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	[Unaudited]

Liabilities and Stockholders' Equity:
Current Liabilities:
Cash Overdraft	$293,233	$48,144
Accounts Payable and Accrued Expenses	190,368	389,798
Bank Lines of Credit – Net	917,355	853,621
Current Maturities of Notes Payable	93,285	110,088
Current Maturities of Capital Leases	20,497	19,060
Advances from Stockholder – Net	101,380	90,289
Sales Returns and Allowances Reserve	25,794	24,726
Deferred Tax Liability	-	13,812

Total Current Liabilities	1,641,912	1,549,538

Long-Term Liabilities
Notes Payable	113,340	177,167
Capital Leases	45,433	60,924
Deferred Tax Liability	-	78,672

Total Long-Term Liabilities	158,773	316,763

Commitments and Contingencies	-	-

Stockholders' Equity
Common Stock - $.001 Par Value, 25,000,000 Shares Authorized, 11,643,100 and 18,075,000 Shares Issued and Outstanding as of September 30, 2008 and December 31, 2007, respectively	11,644	18,075
Additional Paid-In Capital	1,574,706	825,175
Accumulated Deficit	(1,168,212)	(392,540)
Deferred Compensation	-	(14,307)

Total Stockholders' Equity	418,138	436,403

Total Liabilities and Stockholders' Equity	$2,218,823	$2,302,704

See Notes to Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
STATEMENTS OF OPERATIONS [UNAUDITED]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Sales	$233,227	$308,091	$876,110	$816,302

Cost of Sales	100,503	232,878	402,632	818,845

Gross Profit [Loss]	132,724	75,213	473,478	(2,543)

Selling Expenses	183,514	160,219	327,279	394,022

General and Administrative Expenses

Share-based Compensation	25,000	37,500	292,500	112,500

Services rendered for Common Stock	200,000	--	450,000	--

Other	71,178	248,566	349,749	738,135

Total General and Administrative expenses	296,178	286,066	1,092,249	850,635

Total Operating Expenses	479,692	446,285	1,419,528	1,244,657

Loss from Operations	(346,968)	(371,072)	(946,050)	(1,247,200)

Other Income [Expense]

Interest Expense	(21,187)	(27,096)	(77,436)	(86,966)

Other Income	--	35,155	1,369	35,155

Total Other Income [Expense]	(21,187)	8,059	(76,067)	(51,811)

Loss Before Income Tax [Benefit] Provision	(368,155)	(363,013)	(1,022,117)	(1,299,011)

Income Tax [Benefit] Provision	(77,999)	164,973	(246,445)	16,752

Net Loss	$(290,156)	$(527,986)	$(775,672)	$(1,315,763)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.03)	$(0.06)	$(0.07)

Weighted Average Common Shares Outstanding - Basic and Diluted	11,490,926	18,075,000	12,659,003	17,695,147

See Notes to Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
STATEMENTS OF CASH FLOWS [UNAUDITED]

	Nine Months Ended September 30,
	2008	2007

Operating Activities
Net Loss	$(775,672)	$(1,315,763)
Adjustments to Reconcile Net Loss
to Net Cash [Used in ] Operating Activities:
Sales Returns and Allowance Reserve	1,068	21,500
Depreciation and Amortization	46,299	40,920
Share-Based Compensation	292,500	112,500
Services Rendered for Common Stock	450,000	-
Amortization of Deferred Compensation	14,307	15,000
Deferred Tax [Benefit] Provision	(249,652)	13,955
Allowance for Doubtful Accounts	-	(18,781)

Changes in Assets and Liabilities
[Increase] Decrease in:
Accounts Receivable	244,602	418,485
Inventory	(68,967)	16,089
Prepaid Expenses	19,115	2,870

Increase [Decrease] in:
Accounts Payable and Accrued Expenses	(199,430)	103,308
Total Adjustments	549,842	725,846

Net Cash - Operating Activities	(225,830)	(589,917)

Investing Activities:
Capital Expenditures	-	(51,454)

Financing Activities:
Cash Overdraft	245,089	16,954
Advances under Lines of Credit - Net	63,734	229,237
Repayments of Notes Payable	(80,630)	(73,315)
Advances from Stockholder - Net	11,091	8,262
Repayments of Capital Leases	(14,054)	(7,234)
Proceeds from Private Placements of Common Stock	600	425,000

Net Cash - Financing Activities	225,830	598,904

Net [Decrease] in Cash	-	(42,467)

Cash - Beginning of Periods	-	42,467

Cash - End of Periods	$-	$-

See Notes to Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
STATEMENTS OF CASH FLOWS [UNAUDITED]

	September 30,
	2008	2007

Supplemental Disclosures of Cash Flow Information:
Cash Paid during the years for:
Interest	$ 83,000	$ 83,000
Income Taxes	$ 4,000	$ 2,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
During 2008 and 2007, the Company issued 200,000 and 250,000 shares of common stock to vendors as full settlement for accounts payable balances amounting to $200,000 and $250,000, respectively. These shares were issued as consideration for payment of accounts payable balances and pre-payments for services payable balances and pre-payments for services.

During 2007 the Company entered into certain capital leases for the purchase of equipment having an aggregate net present value of $40,000.

See Notes to Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[1] Nature of Operations and Basis of Presentation

Diamond Information Institute Inc. d/b/a Designs by Bergio [the "Company"] is engaged in the product design, manufacturing, distribution of fine jewelry throughout the United States and is headquartered from its corporate office in Fairfield, New Jersey.  Based on the nature of operations, the Company's sales cycle experiences significant seasonal volatility with the first two quarters of the year representing 15% - 25% of annual sales and the remaining two quarters representing the remaining portion of annual sales.

The accompanying unaudited interim financial statements as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature.  The results of operations for the nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

[2] Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition - Revenue is recognized upon the shipment of products to customers with the price to the buyer being fixed and determinable and collectability reasonably assured.  The Company maintains a reserve for potential product returns based on historical experience.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased.  The Company did not have any cash equivalents on hand at September 30, 2008 and December 31, 2007.

Accounts Receivable – Our accounts receivable is generated from sales of fine jewelry to retail outlets throughout the United States. At September 30, 2008 and December 31, 2007, accounts receivable were substantially comprised of balances due from retailers. As of September 30, 2008 and December 31, 2007, no allowance for doubtful accounts has been recorded.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[2] Summary of Significant Accounting Policies [Continued]

Inventories - Substantially all inventory consists primarily of finished goods and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale.

In June 2007, the Company recorded an inventory adjustment of approximately $284,000 to more appropriately value amounts on hand at the lower of cost or market.  The adjustment was reflected in the Statements of Operations for the nine months ended September 30, 2007 and excluded from the three month presentation for that period as the adjustment was recorded in the second quarter of 2007.

The inventory adjustment was prompted by the refinement of cost and quantity on hand data attributable to the conversion of the Company's books and records to new accounting software in early 2007.  Subsequent to implementation of the new accounting system, cost and quantity on hand data was refined as the Company discovered product data was not properly defined for importing into the new accounting module.  These data conversion complications were attributable to product information not established on a more disaggregated basis for proper recognition by the accounting module.  In other words, products offered with varying metal and stone qualities were not enumerated as needed, resulting in erroneous price averaging or improper quantities on hand, as product counts were not performed prior to data conversion.

As management's sophistication for use of the accounting software increased, these discrepancies were discovered and corrected through greater specification of the product type in the accounting module and revision of unit costs by comparing to original purchasing documents or physical count of on hand quantities.  These corrective efforts prompted the aforementioned inventory adjustment.

Concentrations of Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivables.  The Company places its cash and cash equivalents with high credit quality financial institutions.  The Company, from time to time, maintains balances in financial institutions beyond the insured amounts.  At September 30, 2008 and 2007, the Company had no cash balances beyond the federally insured amounts.

Concentrations of credit risk with respect to accounts receivable is limited due to the wide variety of customers and markets into which the Company's services are provided, as well as their dispersion across many different geographical areas.  As is characteristic of the Company's business and of the jewelry industry generally, the Company extends its customers seasonal credit terms. The carrying amount of receivables approximates fair value. The Company routinely assesses the financial strength of its customers. Based on management’s review of accounts receivable, no allowance for doubtful accounts is considered necessary. The Company does not require collateral to support these financial instruments.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[2] Summary of Significant Accounting Policies [Continued]

Property and Equipment and Depreciation - Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over estimated useful lives ranging from five (5) to seven (7) years.

Expenditures for repairs and maintenance are charged to expense as incurred whereas expenditures for renewals and improvements that extend the useful life of the assets are capitalized.  Upon the sale or retirement, the cost and the related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported within the Statements of Operations in the period of disposal.

Long-Lived Assets - In accordance with Statement of Financial Accounting Standards ["SFAS"] No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived tangible assets subject to depreciation or amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset over it's fair value as determined by an estimate of undiscounted future cash flows.

Losses on assets held for disposal are recognized when management has approved and committed to a plan to dispose of the assets, and the assets are available for disposal.

Fair Value of Financial Instruments - Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet.  The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.  In assessing the fair value of these financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time.  For certain instruments, including cash, accounts receivable, accounts payable and accrued expenses, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity.  The fair value of property and equipment is estimated to approximate their net book value.  The fair value of debt obligations as recorded approximates their fair values due to the variable rate of interest associated with these underlying obligations.

Investments in Unconsolidated Affiliates - Investments in unconsolidated affiliates, jointly owned companies and other investees in which the Company owns 20% to 50% interest or otherwise exercises significant influence are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses.  Investments in unconsolidated affiliates, in which the Company owns less than 20% or otherwise does not exercise significant influence, are stated at cost.  At September 30, 2008 and December 31, 2007, the Company had an investment in which, the Company owned less than 1% interest in an unconsolidated affiliate and therefore the investment is carried at cost.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[2] Summary of Significant Accounting Policies [Continued]

Share-Based Compensation - The Company does not currently sponsor stock option plans or restricted stock awards plans.  However, on January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment" using the modified prospective method. SFAS No. 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective  method of adopting SFAS No. 123(R), the Company recognized compensation cost for all share-based payments granted after January 1, 2006, plus any awards granted to employees prior to January 1, 2006 that remain unvested at that time. Under this method of adoption, no restatement of prior periods is made.

The Company applies the fair value provisions of SFAS No. 123(R), to issuance of non-employee equity instruments at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Advertising and Promotional Costs - Advertising and promotional costs are expensed as incurred and are recorded as part of Selling Expenses in the Statement of Operations.  The total cost for the three months ended September 30, 2008 and 2007 was approximately $4,000 and $87,000, respectively and for the nine months ended September 30, 2008 and 2007 was approximately $36,000 and $171,000, respectively.

During the year, the Company prepays costs associated with trade shows which, are recorded as Prepaid Expenses in the Balance Sheet and are charged to the Statement of Operations upon the trade shows being conducted.  At September 30, 2008 and December 31, 2007, approximately $30,000 and $49,000, respectively of prepaid trade show expenses have been recorded.

Income Taxes - The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes."  Under the asset and liability method of SFAS 109, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[2] Summary of Significant Accounting Policies [Continued]

On January 1, 2007, we adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.  The adoption of FIN 48 did not have a material impact on our financial statements.

Basic and Diluted Loss Per Share - Basic earnings per share includes no dilution and is computed by dividing earnings  available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  For the three and nine months ended September 30, 2008 and 2007, 575,000 potential common shares issuable under Class A purchase warrants have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.  These Class A purchase warrants may have a dilutive effect in future periods.

Reclassifications - Certain prior period amounts have been reclassified to conform to current interim period presentation.

[3] Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115," which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[3] Recently Issued Accounting Standards [Continued]

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations." SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements and believe it could have a significant impact if business combinations are consummated.  However, the effect of which is indeterminable as of September 30, 2008.

In December 2007, the FASB issued Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51." This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities."  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the impact of adopting SFAS No. 161 on its financial statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[4] Property and Equipment

Property and equipment and accumulated depreciation and amortization are as follows:

	September 30,	December 31,
	2008	2007

Selling Equipment	$56,000	$56,000
Office and Equipment	242,271	242,271
Leasehold Improvements	7,781	7,781
Furniture and Fixtures	18,487	18,487

Total – At Cost	324,539	324,539
Less: Accumulated Depreciation and Amortization	148,123	101,824

Property and Equipment - Net	$176,416	$222,715

Depreciation and amortization expense for the three months ended September 30, 2008 and 2007 was approximately $15,000 and $14,000, respectively and for the nine months ended September 30, 2008 and 2007 was approximately $46,000 and $41,000, respectively.

[5] Notes Payable

	September 30,	December 31,
	2008	2007

Notes payable due in equal monthly installments, over 36 months, maturing through May 2009 at interest rates of 7.25%. The notes are collateralized by the assets of the Company.	$33,333	$70,833

Notes payable due in equal monthly installments, over 60 months, maturing through May 2011 at interest rates of 7.96%. The notes are collateralized by the assets of the Company.	173,292	216,422

Total	206,625	287,255
Less: Current Maturities Included in Current Liabilities	93,285	110,088

Total Long-Term Portion of Debt	$113,340	$177,167

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[5] Notes Payable [Continued]

Maturities of long-term debt are as follows:

Years ended
December 31,
2008	$ 110,100
2009	80,700
2010	67,500
2011	28,900
2012	--
Thereafter	--

Total	$ 287,200

[6] Bank Lines of Credit

During 2007, the Company refinanced its existing credit facilities and notes payable with various other financial institutions.  A summary of these credit facilities is as follows:

	September 30,	December 31,
	2008	2007

Credit Line of $700,000, minimum payment of interest only is due monthly at the bank's prime rate plus .75%. At September 30, 2008 and December 31, 2007, the interest rate was 5.75% and 8.00%, respectively. The Credit Line renews annually in May 2009 and is collateralized by the assets of the Company.	$699,999	$699,999

Credit Line of $55,000, minimum payment of interest only is due monthly at the bank's prime rate plus .75%. At September 30, 2008 and December 31, 2007, the interest rate was 5.75% and 8.00%, respectively. The Credit Line renews annually in July 2009 and is collateralized by the assets of the Company.	46,426	48,293

Various unsecured Credit Cards of $206,000 and $250,000, minimum payment of principal and interest are due monthly at the credit card's annual interest rate. At September 30, 2008 and December 31, 2007, the interest rates ranged from 5.74% to 14.99% and 8.24% to 29.49%, respectively.	170,930	105,329

Total Bank Lines of Credit	$917,355	$853,621

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[6] Bank Lines of Credit [Continued]

The Company's CEO and majority shareholder, also serves as a guarantor of the Company's debt.

The Company had approximately $9,000 and $7,000 available under the various credit facilities (not including credit cards) at September 30, 2008 and December 31, 2007, respectively.

[7] Equipment Held Under Capital Leases

The Company's equipment held under the capital lease obligations as of September 30, 2008 and December 31, 2007 is summarized as follows:

	September 30,	December 31,
	2008	2007

Showroom Equipment	$96,000	$96,000
Less: Accumulated Amortization	30,934	16,533

Equipment Held under Capitalized Lease Obligations - Net	$65,066	$79,467

Amortization related to the equipment held under capital leases for the three months ended September 30, 2008 and 2007 was approximately $3,000 for each period and for the nine months ended September 30, 2008 and 2007 was approximately $14,000 and $8,000, respectively.

As of December 31, 2007, the future minimum lease payments under the capital leases are as follows:

2008	$26,432
2009	26,432
2010	26,432
2011	17,405

Total	96,701
Less: Amount Representing Imputed Interest	(16,717)

Present Value of Net Minimum Capital Lease Payments	79,984
Less: Current Portion of Capitalized Lease Obligations	19,060

Non Current Portion of Capitalized Lease Obligations	$60,924

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[7] Equipment Held Under Capital Leases [Continued]

Interest expense related to capital leases for the three months ended September 30, 2008 and 2007 was approximately $1,800 and $1,000, respectively, and for the nine months ended September 30, 2008 and 2007 was approximately $6,000 and $3,000, respectively.

[8] Income Taxes

The income tax [benefit] provision is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Current:
Federal	$--	$-	$-	$-
State	276	--	3,207	2,117

Totals	276	--	3,207	2,117

Deferred:
Federal	(53,980)	113,769	(184,181)	9,559
State	(24,295)	51,204	(65,471)	5,076

Totals	(78,275)	164,973	(249,652)	14,635

Totals	$(77,999)	$164,973	$(246,445)	$16,752

Deferred income tax [assets] liabilities are as follows:

	September 30,	December 31,
	2008	2007

Deferred Income Tax Assets:
Net Operating Loss Carry-forward	$(309,872)	$(301,900)
Differences in Income Tax to Financial Reporting Accounting Method	(284,735)	(88,316)

Totals	(594,607)	(390,216)

Deferred Income Tax Liabilities:
Property, Plant and Equipment	$14,385	$14,388
Differences in Income Tax to Financial Reporting Accounting Method	423,054	468,312

Totals	437,439	482,700
Net Deferred Tax (Asset) Liability	$(157,168)	$92,484

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[8] Income Taxes [Continued]

In 2008, management will voluntarily elect a change in its method of tax accounting to the accrual basis as required by Section 481 of the Internal Revenue Code (the "IRC").  In management's opinion, based on provisions of the IRC, a voluntary election to the accrual basis of tax reporting should not subject the Company to tax examinations for previous years that income tax returns have been filed and prompt an uncertain tax position in accordance with the Financial Accounting Standards Board Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes.  As a result, no contingent liability has been recorded for the anticipated change in tax reporting.  Further, the resulting tax liability should be reduced by operating losses previously incurred.

At December 31, 2007, the Company had approximately $1,300,000 of federal net operating tax loss carryforwards expiring at various dates through 2027.  The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time and the conversion of warrants, options or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

Although realization is not assured and dependent upon things such as generating sufficient taxable income in future periods, management believes it is more likely than not that all of the deferred tax asset will be realized.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the future periods decline.

[9] Stockholders' Equity

Articles of Incorporation Amendment and Stock Split - The Company's Certificate of Incorporation, as amended, authorizes the issuance of up to 25,000,000 shares of common stock at a par value of $.001 per share.  Over the course of 2007, the Company's Board of Directors ratified two forward stock splits. The first stock split, for 1.725 to 1 and the second for 10,000 to 1.

This resulted in common stock outstanding increasing from 1,000 to 17,250,000 which were all owned by the Company's founder and CEO.  The per share data for all periods presented has been retroactively adjusted due to each of the stock splits.

Subsequent to the forward stock splits, the Company's founder and CEO transferred a total of 2,250,000 shares to the Company's President and an Advisory Panel member.  Upon resignation of the Company’s President and Advisory Panel Member in late 2007, the Company cancelled 2,200,000 of the shares previously issued.  These shares were cancelled in February 2008.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[9] Stockholders' Equity [Continued]

The share and per share data for all periods presented has been retroactively adjusted to reflect the stock splits.

Private Placement Offering - During the second quarter of 2007, the Company conducted a private placement offering (the "Offering") of its common stock to Accredited Investors in accordance with SEC regulations.  The offering was up to 40 units at $25,000 per unit or $1,000,000 in total.  Each unit was composed of 25,000 shares of common stock and 25,000 "Class A" common stock purchase warrants to purchase additional shares at $1.50 per share.

Through the aforementioned period, the Company issued 17 units or 425,000 shares resulting in total cash proceeds of $425,000.  Through September 30, 2008, no "Class A" purchase warrants were exercised by the investors.

Debt Conversions - In April 2007, the Company entered into a Debt Conversion Agreement (the "Agreement") and issued 100,000 shares of common stock at $1 per share to a vendor as full satisfaction for accounts payable previously due and future services to be rendered.  Of the total $100,000 of common stock issued, $55,000 was to satisfy previous account payable balances and $45,000 was issued as consideration for future services to be rendered and is reflected in the Deferred Compensation caption of the stockholders' equity section of the Balance Sheet, of which approximately $31,000 was expensed in 2007. The shares have a one year restriction from sale or offering.

In June 2007, the Company entered into a Debt Conversion Agreement (the "Agreement") and issued 150,000 shares of common stock at a fair market value of $1 per share to a vendor as full satisfaction of an accounts payable balance of $150,000.  The shares have a one year restriction from sale or offering and the Agreement allows for the vendor to purchase for a period of 60 months from the date of closing of this Agreement 150,000 shares of common stock under "Class A" purchase warrants at $1.50 per share.  Through September 30, 2008, no "Class A" purchase warrants were exercised by the vendor.

Of the total 250,000 shares issued in connection with debt conversions and future services to be rendered, 205,000 shares of common stock valued at $1 per share or $205,000 were in full satisfaction of prior debts outstanding while, 45,000 shares of common stock valued at $1 or $45,000 were issued in connection with future services to be rendered.  As of December 31, 2007, approximately $14,000 of Deferred Compensation remained unamortized in connection with the 45,000 shares previously issued.  At September 30, 2008, the balance was fully amortized.

Restricted Share Issuances - During 2007, the Board of Directors ratified issuance of 50,000 restricted shares of common stock to the Company's CEO, also serving as a director, as compensation for services rendered through December 31, 2007.  The Board of Directors also ratified issuance of a total of 100,000 restricted shares of common stock to two of the Company's Advisory Panel Members as compensation for services rendered from January through

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[9] Stockholders' Equity [Continued]

December of 2007.

For the nine months ended September 30, 2007, the Company valued their shares based on recent stock transaction, and recorded $112,500 of stock based compensation expense which is reflected as part of General and Administrative expenses in the Statement of Operations.

In January 2008, two Advisory Panel members and a Board of Director member received restricted common stock for services to be rendered throughout 2008.  The two Advisory Panel members received 50,000 and 100,000 shares, respectively, with a fair value of $1.00 per share or $150,000 while the Board of Director member received 50,000 shares with a fair value of $1.00 per share or $50,000.  Through the first nine months of 2008, $175,000 was charged to the Statement of Operations as Share-based Compensation expense.

Also in January 2008, the Company issued 117,500 shares of restricted common stock with a fair value of $1.00 per share or $117,500 to employees.  Shares issued in connection with the Board of Director consent, were dispersed ratably over the first two quarters of 2008 as authorized in the consent.

Additionally, in January and February 2008, the Company sold 600 shares of common stock at $1.00 per share to individual investees.

Finally, in February 2008, certain stockholders of the Company with significant ownership, cancelled shares they owned for no consideration.  The share cancellation totaled 7,200,000 of shares previously outstanding.

Through the first nine months of 2008, the Company issued to its SEC counsel, 450,000 shares of restricted common stock with a fair value of $1.00 per share or $450,000 for services previously in connection with becoming effective with the SEC through a Form S-1 filing..

[10] Related Party Transactions

The Company receives advances from time to time from its principal stockholder based upon the Company's cash flow needs.  At September 30, 2008 and December 31, 2007, $101,380 and $90,289, respectively was due to the shareholder.  Repayment and interest terms have not been established and as a result the amount has been classified as a current liability.

In 2007, the Company hired an information technology company to provide consultation and technical support related to certain software applications and technology infrastructure.  The information technology company is also a shareholder of the Company with a total ownership interest of less than 1%.  During 2007, common stock issued to this information technology

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[10] Related Party Transactions [Continued]

company in connection with services rendered or, to be performed in future periods totaled $100,000 or 100,000 shares of common stock with a fair value of $1 per share. Of the total, $45,000 related to future services and was recorded as deferred compensation.  See “Debt Conversions” Note 9.

[11] Commitment and Contingencies

Operating Leases - The Company leases certain office and manufacturing facilities and equipment. The lease agreements, which expire at various dates through 2011, are subject, in many cases, to renewal options and provide for the payment of taxes, and operating costs, such as insurance and maintenance.  Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs and property taxes.  All these leases are classified as operating leases.

Aggregate minimum annual rental payments under non-cancelable operating leases are as follows:

Years ended
December 31,
2008	$ 21,400
2009	21,400
2010	14,800
2011	600
2012	--
Thereafter	--

Total	$ 58,200

Rent expense for the Company's operating leases for the three months ended September 30, 2008 and 2007 was approximately $4,000 and $10,000, respectively and for the nine months ended September 30, 2008 and 2007 was approximately $17,000 and $21,000, respectively.

Litigation - The Company, in the normal course of business, is involved in certain legal matters for which it carries insurance, subject to certain exclusions and deductibles.  As of December 31, 2007 and through the date of issuance of these financial statements, there was no asserted or unasserted litigation, claims or assessments warranting recognition and/or disclosure in the financial statements.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or default under any material debt agreements;
•	inability to raise additional financing;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•	inability to efficiently manage our operations;
•	loss of customers or sales weakness;
•	inability to achieve future sales levels or other operating results;
•	key management or other unanticipated personnel changes;
•	the unavailability of funds for capital expenditures; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see Item 1A. Risk Factors in this document.

AVAILABLE INFORMATION

Our securities as of September 8, 2008 are registered under the Securities Act of 1933, and we will file reports and other information with the Securities and Exchange Commission as a result. Additionally, we shall file supplementary and periodic information, documents and reports that are required under section 13(a) and Section 15(d) of the Exchange Act, as amended.

All of our reports will be able to be reviewed through the SEC’s Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC’s website (http://www.sec.gov) or they can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

Item 2. Management’s Discussion and Analysis and Plan of Operation

OVERVIEW

Diamond Information Institute, Inc. (“Diamond”) was incorporated in the State of New Jersey in October 1988 and had minimal activity until 1995 when it began in the business of jewelry manufacturing under the name Diamond Information Institute (d/b/a “Bergio”).  Since 1995 Diamond has been engaged in the design and manufacture of upscale jewelry through its trade name of “Bergio” and in 2002 launched its “Bergio Bridal Collection”.  The Company sells to approximately 150 independent jewelry retailers across the United States and has incurred a significant amount of capital resources in creating brand recognition in the jewelry industry.

Diamond’s products consist of a wide range of unique styles and designs made from precious metals such as, gold, platinum, and Karat gold, as well as diamonds and other precious stones.  Diamond has approximately 50 to 75 product styles in its inventory, with prices ranging from $400 to $200,000.  Additionally, Diamond has manufacturing control over its line as a result of having a manufacturing facility in New Jersey as well as subcontracts with facilities in Italy and Bangkok.

OVERVIEW OF CURRENT OPERATIONS

In September of 2008, Diamond’s S-1 registration statement became effective with the SEC.  Diamond believes that in becoming a public company, it will provide the Company increased flexibility in being able to acquire smaller jewelry manufacturers while also being able to consolidate overlapping expenses.  It is Diamond’s intention to establish itself as a holding company for the purpose of acquiring established jewelry design and manufacturing firms who possess branded product lines.  Branded product lines are products and/or collections whereby the jewelry manufacturers have established their products within the industry through advertising in consumer and trade magazines as well as possibly obtaining federally registered trademarks of their products and collections.  This is in line with the Company’s strategy and belief that a brand name can create an association with innovation, design and quality which helps add value to the individual products as well as facilitate the introduction of new products.

The Company intends to acquire design and manufacturing firms throughout the United States and Europe.  If and when the Company pursues any potential acquisition candidates, it intends to target the top 10% of the world’s jewelry manufactures that have already created an identity and brand in the jewelry industry.  Diamond intends to locate potential candidates through its relationships in the industry and expects to structure the acquisition through the payment of cash, which will most likely be provided from third party financing, as well as the Company’s common stock and not cash generated from the Company’s operations.  In the event, the Company obtains financing from third parties for any potential acquisitions; the Company may agree to issue the Company’s common stock in exchange for the capital received.  However, as of the date of this quarterly report the Company does not have any binding agreements with any potential acquisition candidates or arrangements with any third parties for financing.

 Diamond’s management believes that the jewelry industry competes in the global marketplace and therefore must be adaptable to ensure a competitive measure.  Recently the U.S. economy has encountered a slowdown and Diamond anticipates the U.S. economy will most likely remain weak at least through the remainder of 2008.  Consumer spending for discretionary goods such as jewelry is sensitive to changes in consumer confidence and ultimately consumer confidence is affected by general business considerations in the U.S. economy.  Consumer spending for discretionary spending generally decline during times of falling consumer confidence, which may affect Diamond’s retail sale of its products.  U.S. consumer confidence reflected these slowing conditions during the last quarter of 2007 and has been carried forward throughout the first three quarters of 2008.

According to the US Department of Commerce, the U.S. apparent consumption of precious metal jewelry is expected to grow over the new few years at a slow but steady rate, before picking up considerably in 2010.  A stronger economy, more spending by the baby boomers and young professionals with an overall trend toward luxury products will lead to future growth.  From 2007 to 2011, apparent consumption of precious metal jewelry is expected to increase by an average of 3.9% per year, totaling $14.0 billion in 2011.  Therefore, Diamond intends to make strong efforts to maintain its brand in the industry through its focus on the innovation and design of its products as well as being able to consolidate and increase cost efficiency when possible through acquisitions.

Result of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

The following income and operating expenses tables summarize selected items from the statement of operations for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.

INCOME:

	Three Months Ended September		Increase/ (Decrease)	Nine Months Ended September		Increase/ (Decrease)
	2008	2007	%	2008	2007	%
Sales	$233,227	$308,091	(24%)	$876,110	$816,302	7%

Cost of Sales	100,503	232,878	(57%)	402,632	818,845	(51%)

Gross Profit (Loss)	$132,724	$75,213	76%	$473,478	$(2,543)	18,189%

Gross Profit (Loss) Percentage of Revenue	57%	24%	33%	54%	(0.3%)	54.3%

Sales

Sales for the three months ended September 30, 2008 were $233,227 compared to $308,091 for the three months ended September 30, 2007.  This resulted in a decrease of $74,864 or 24% from the comparable period of 2008 to 2007.  We experienced a decrease in sales during the three months ended September 30, 2008 as compared to the comparable period of 2007 as a result of having fewer pieces in production and having fewer orders from our customers.  It is characteristic for this time of year for sales to slow down in anticipation of the upcoming holiday season.  Although we had fewer sales in the third quarter of 2008 as compared to the third quarter of 2007, we have already received higher than expected orders for our fourth quarter and we anticipate our 2008 year end sales to be approximately $1.6 million compared to $1.3 million for the year ended December 31, 2007.

Sales for the nine months ended September 30, 2008 were $876,110 compared to $816,302 for the nine months ended September 30, 2007.  This resulted in an increase of $59,808 or 7% from the comparable period of 2007 to 2008.  One of the reasons for the increase over the same period of 2007 was due to orders for the year ended December 31, 2007 being materialized during the first quarter of 2008.  Additionally, we were able to sell some of our inventories of raw metals during the first half of 2008, which values significantly increased during this time period.

Typically, revenues experience significant seasonal volatility in the jewelry industry.  The first two quarters of any given year typically represent approximately 15%-25% of total year revenues, based on historic results.  The holiday buying season during the last two quarters of every year typically account for the remainder of annual sales.  We anticipate that the first two quarters of 2008, to represent approximately 30% - 35% of our total sales of 2008 as a result of being able to sell additional inventories of raw metals in addition to our typical sales of our products.

Cost of Sales

Cost of sales for the three months ended September 30, 2008 was $100,503 a decrease of $132,375, or 57%, from $232,878 for the three months ended September 30, 2007.  During the three months ended September 30, 2008, we had decreased our cost of sales when compared to the same period of 2007 as a result of having fewer sales during the third quarter of 2008.  However, we were able to have a more significant decrease in our cost of sales than just as a result of reduced sales because we were able to sell dated inventory as raw materials and at higher commodity prices.

Although we experienced an increase in our cost of sales during the third quarter of 2008, we were able to decrease the cost of sales for the nine months ended September 30, 2008.  Our cost of sales for the nine months ended September 30, 2008 decreased by $416,213, or 51%, from $818,845 for the nine months ended September 30, 2007 to $402,632 for the nine months ended September 30, 2008.  During the nine months of 2008, we had an overall decrease in cost of sales as a result of being able to sell raw materials during the first two quarters of 2008, which does not create additional cost of sales expenses as compared to the production of our jewelry pieces.

Our cost of sales were significantly higher for the nine months ended September 30, 2007 due to a write-down of approximately $284,000 of inventory values to the less of cost or market value, which we experienced during the six months ended June 30, 2007.  The inventory write-down was a result of the refinement of cost and quantity of on hand data attributable to the conversion of the Company’s books and records to new accounting software in the beginning of 2007.    As a result of this write-down our cost of sales for the six months ended June 30, 2007, were not necessarily representative of typical cost of sales expenses.  We did not record any inventory write-down for the nine months ended September 30, 2008 and believe the cost of sales expenses are more reflective of what we expect our cost of sales expenses to be going forward.

Gross Profit:

During the three months ended September 30, 2007, we experienced a gross profit as a percentage of revenue of 24%, compared to a gross profit as a percentage of revenue of 57% for the three months ended September 30, 2008.  Our gross profit during the third quarter of 2008 was a result of selling fewer products but at higher margins as a result of being able to decrease our cost of sales expenses.

In contrast to the nine months ended September 30, 2007, which yielded a gross loss of $2,543 we were able to show a gross profit of $473,478 for the nine months ended September 30, 2008.  During the nine months ended September 30, 2007, we experienced a small gross loss as a percentage of revenue of 0.3%, as compared to a gross profit as a percentage of revenue of 54% for the nine months ended September 30, 2008.  In 2007, the Company recorded an inventory adjustment of approximately $284,000.  Further, the Company was able to sell its product at higher gross margins in 2008 in addition to being able to sell raw metals.   The Company expects its gross profit to stabilize during the next twelve months.

OPERATING EXPENSES:

	Three Months Ended September		Increase/ (Decrease)	Nine Months Ended September		Increase/ (Decrease)
	2008	2007	%	2008	2007	%
Selling Expenses	$183,514	$160,219	15%	$327,279	$394,022	(17%)

Total General and Administrative Expenses	296,178	286,066	4%	1,092,249	850,635	28%

Total Operating Expenses	479,692	446,285	7%	1,419,528	1,244,657	14%

Net (Loss)	$(290,156)	$(527,986)	(45%)	$(775,672)	$(1,315,763)	(41%)

Selling Expenses

Total selling expenses were $183,514 for the three months ended September 30, 2008, which was approximately a 15% increase from $160,219 of total selling expenses for the three months ended September 30, 2007.  Selling expenses include advertising, trade show expenses and selling commissions.  The increase in selling expenses during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was a result of increased trade show expenses.

Total selling expenses were $327,279 for the nine months ended September 30, 2008, which was approximately a 17% decrease from $394,022 of total selling expenses for the nine months ended September 30, 2007.  The reduction in selling expenses during the nine months ended September 30, 2008 is generally attributable to the Company’s efforts to reduce its marketing budget associated with advertising campaigns and trade show participation, coupled with a general reduction in commission-based salespeople.  In contrast to the nine months ended September 30, 2007, we have reduced our advertising budget by approximately $60,000 and our tradeshow expenses by approximately $34,000 for the nine months ended September 30, 2008.
The reduction in our tradeshow expenses occurred primarily in the first six months of the year of the 2008 year.

General and Administrative Expenses

General and administrative expenses were $296,178 for the three months ended September 30, 2008 versus $286,066 for the three months ended September 30, 2007.  The increase in general & administrative expenses is due primarily to a slight increase of professional fees as we continued with the “going-public” process. We anticipate that our general and administrative expenses may increase as a result of increased professional fees associated with the financial reporting mandated by the SEC.

General and administrative expenses were $1,092,249 for the nine months ended September 30, 2008 versus $850,635 for the nine months ended September 30, 2007.  During the first three quarters of 2008, our increase in general & administrative expenses is due primarily to a non-cash charge related to stock based compensation of approximately $292,500 to our employees as a bonus and a non-cash charge related to stock based compensation of approximately $450,000 for services provided by third parties.  Prior to 2007, we experienced minimal stock based compensation.  A majority of the services provided by the third parties relate to professional and consulting fees associated with the “going-public” process.  During the quarter ended September 30, 2008, our S-1 registration statement was granted effectiveness by the SEC.

Loss from Operations

During the three months ended September 30, 2008, we had a loss of operations totaling $346,968 which was a decrease of $24,104 or 6% from the loss of operations of $371,072 for the three months ended September 30, 2007.  The decrease in loss from operations is primarily attributable to being able to increase our sales margins on our products.

During the nine months ended September 30, 2008, we had a loss of operations totaling $946,050 which was a decrease from $1,247,200, or approximately or 24%, for the nine months ended September 30, 2007.  The primary contributing factor of our loss from operations in 2007, was due to the Company having recorded an inventory adjustment of approximately $284,000.

Other Expense / Income

Other Expense / Income is comprised primarily of interest incurred on bank lines of credit, corporate credit cards, term loans and capital leases in connection with operations related to manufacturing and indirect operating expenses offset by miscellaneous income.  We attribute the increase in our other expense/ income during the first nine months of 2008 when compared to the first nine months of 2007 as a result of recognizing sales of gold scrap in 2007. No sales of gold scrap occurred in 2008.

Income Tax (Benefit) Provision

The Company reported an income tax benefit of $246,445 for the nine months ended September 30, 2008 as compared to a tax provision of $16,752 for the nine months ended September 30, 2007.  The tax benefit is primarily attributable to the increased net operating loss carryforwards incurred, which management believes are more likely than not to be realized.

Net Loss

The Company incurred a net loss of $290,156 for three months ended September 30, 2008 versus a net loss of $527,986 for the three months ended September 30, 2007.  The largest contributing factor to the decrease in our net loss for the comparable period was our ability to increase our gross margins and ultimately our gross profit during the three months ended September 30, 2008.

The Company incurred a net loss of $775,672 for nine months ended September 30, 2008 versus a net loss of $1,315,763 for the nine months ended September 30, 2007.  This was a decrease of approximately 41% in our net loss for comparable periods.  Although we experienced higher general and administrative expenses for the nine months ended September 30, 2008, we were able to decrease our net loss when compared to same period a year ago as a result of decreasing our cost of sales and selling expenses.  Additionally, our gross margins have significantly increased based on an inventory adjustment of approximately $284,000 recorded in 2007 versus no inventory adjustment recorded in 2008.  Overall our net loss is primarily attributable to a significant increase in costs associated with the non-cash stock compensation paid to various third party providers.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at September 30, 2008 compared to December 31, 2007.

	September 30, 2008	December 31, 2007	Increase / (Decrease)
			$	%

Current Assets	$1,880,239	$2,074,989	$(194,750)	(9%)

Current Liabilities	$1,641,912	$1,549,538	$92,374	6%

Working Capital	$238,327	$525,451	$(287,124)	(55%)

As of September 30, 2008, Diamond had a cash balance of zero and a cash overdraft of $293,233, compared to a cash overdraft of $48,144 at December 31, 2007.  Previously in 2007, Diamond conducted a private placement and raised approximately $425,000, which Diamond believes the capital raised in conjunction with its net earnings from operations will be sufficient to fund its short term capital and liquidity needs.  However, it is anticipated that Diamond will need to sell additional equity or debt securities or obtain credit facilities from financial institutions to meet its long-term liquidity and capital requirements, which include strategic growth through mergers and acquisitions.  There is no assurance that Diamond will be able to obtain additional capital or financing in amounts or on terms acceptable to Diamond, if at all or on a timely basis.

Accounts receivable at September 30, 2008 was $448,017 and $692,619 at December 31, 2007, representing a decrease of 35%.  Diamond typically offers its customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased.  When setting terms with its customers, Diamond also considers the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations.  The decrease in accounts receivable from December 31, 2007 to September 30, 2008 is attributable primarily to collecting payment immediately from the sale of raw metals.

Inventory at December 31, 2007 was $1,333,752 and $1,402,719 at September 30, 2008. Diamond’s management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume.  In anticipation of the upcoming orders to be satisfied during the fourth quarter of 2008, we increased our inventory levels to accommodate these needs.  Diamond historically does not have an inventory reserve for slow moving or obsolete products due to the nature of its inventory of precious metals and stones, which are commodity-type raw materials and rise in value based on quoted market prices established in actively trade markets.  This allows for the Company to resell or recast these materials into new products and/or designs as the market evolves.

Accounts payable and accrued expenses at December 31, 2007 were $389,798 compared to $190,368 at September 30, 2008, which represents a 51% decrease.  Diamond had a slight increase in accounts payable after the first quarter as a result of having to acquire some additional pieces for a trade show at the end of the second quarter.  However, overall the Company was able to decrease its accounts payable from December 31, 2007 to September 30, 2008 as a result of the conscious effort made by the Company to pay vendors as cash became available.

Diamond does not typically utilize its shares as a method of payment for its debt but during 2007, Diamond entered into a debt conversion agreement and agreed to issue 100,000 shares of common stock at a fair market value of $1 per share to a vendor as full satisfaction for accounts payable previously due and as pre-payment for future services to be rendered. Of the total $100,000 of common stock issued, approximately $55,000 was to satisfy previous accounts payable balances, and the difference of approximately $45,000 was issued as consideration for future services to be rendered.

Also during 2007, Diamond entered into another debt conversion agreement and agreed to issue 150,000 shares of common stock at fair market value of $1 per share to a vendor as full satisfaction of an accounts payable balance of approximately $150,000.  The debt conversion agreement allows for the vendor to purchase for a period of 60 months, 150,000 “Class A” purchase warrants, which have an exercise price of $1.50 per share. As of the period ended September 30, 2008, no “Class A” purchase warrants had been acquired by the vendor.

Bank Lines of Credit and Notes Payable

Diamond’s indebtedness is comprised of various bank credit lines, term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of its jewelry line, in advance of receipt of the payment from its retail distributors.  As of September 30, 2008, Diamond had 2 outstanding term loans.  One of loans is for $150,000 with Columbia Bank, which is payable in monthly installments and matures in April of 2009.  The note bears an annual interest rate of 7.25% and as of September 30, 2008, there was an outstanding balance of $33,333.  Diamond also has a $300,000 term loan with JPMorgan Chase, which is payable in monthly installments and matures in May 2011.  The note bears an annual interest rate of 7.60% and as of September 30, 2008 there was an outstanding balance of $173,292.  Both of these notes are collateralized by the assets of the Company as well as a personal guarantee by the Company’s CEO, Berge Abajian.

In addition to the notes payable, Diamond utilizes bank lines of credit to support working capital needs.  As of September 30, 2008, Diamond had 2 lines of credit.  One bank line of credit is for $700,000 with Columbia Bank and requires minimum monthly payment of interest only.  The interest is calculated at the bank’s prime rate plus 0.75%.  As of September 30, 2008, Diamond has an outstanding balance of $699,999 at an effective annual interest rate of 5.75%.  Additionally, Diamond has a bank line of credit of $55,000 with JPMorgan Chase Bank, which also requires a monthly payment of interest only.  The interest rate is calculated at the bank’s prime rate plus 0.75%.  As of September 30, 2008, Diamond has an outstanding balance of $46,426 at an effective annual interest rate of 5.75%.  Each credit line renews annually and is collateralized by the assets of the Company as well as a personal guarantee by the Company’s CEO, Berge Abajian.

In addition to the bank lines of credit and term loans, Diamond has a number of various unsecured credit cards.  These credit cards require minimal monthly payments of interest only and as of September 30, 2008 have interest rates ranging from 5.74% to 14.49%.  As of September 30, 2008, Diamond has outstanding balances of $170,930.

Satisfaction of our cash obligations for the next 12 months.

A critical component of our operating plan impacting our continued existence is to efficiently manage the production of our jewelry lines and successfully develop new lines through our Company or through possible acquisitions and/or mergers. Our ability to obtain capital through additional equity and/or debt financing, and joint venture partnerships will also be important to our expansion plans. In the event we experience any significant problems assimilating acquired assets into our operations or cannot obtain the necessary capital to pursue our strategic plan, we may have to reduce the growth of our operations. This may materially impact our ability to increase revenue and continue our growth.

Over the next twelve months we believe that our existing capital combined with cash flow from operations will be sufficient to sustain our current operations.  However, in the event we locate potential acquisitions and/or mergers we will most likely require additional financing.

Summary of product and research and development that we will perform for the term of our plan.

We are not anticipating significant research and development expenditures in the near future.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.

We currently have 4 full-time employees and 2 part-time employees.  Of Diamond’s current employees, 1 is sales and marketing personnel, 1 is manufacturing and 2 hold administrative and executive positions.  None of our employees are subject to any collective bargaining agreements.  We do not anticipate a significant change in the number of full time employees over the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results or operations, liquidity, capital expenditures or capital resources that is deemed material.

Critical Accounting Policies

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. Preparing financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported period.

Accounts Receivable.  Management periodically performs a detailed review of amounts due from customers to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances.  Fine jewelry is sold to retail outlets throughout the United States.

 Long-Lived Assets.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived tangible assets subject to depreciation or amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If an asset is determined to be impaired, the loss is measures by the excess of the carrying amount of the asset over its fair value as determined by an estimate of undiscounted future cash flows.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved.

Revenue Recognition. The Company’s management recognizes revenue when realized or realizable and earned.  In connection with revenue recorded, the Company establishes a sales returns and allowances reserve for anticipated merchandise to be returned.  The estimated percentage of sales to be returned is based on the Company’s historical experience of returned merchandise as prescribed by promulgated accounting principles. Also, management calculates an estimated gross profit margin on returned merchandise deriving a cost for the anticipated returned merchandise also based on the Company’s historical operations.

The Company’s sole revenue producing activity as a manufacturer and distributor of upscale jewelry is affected by movement in fashion trends and customer desire for new designs, varying economic conditions affecting consumer spending and changing product demand by retailers affecting their desired inventory levels.

Therefore, management’s estimation process for merchandise returns can result in actual amounts differing from those estimates.  This estimation process is susceptible to variation and uncertainty due to the challenges faced by management to comprehensively discern all conditions affecting future merchandise returns whether prompted by fashion, the economy or customer relationships.  Ultimately, management believes historical factors provide the best indicator of future conditions based on the Company’s responsiveness to changes in fashion trends, the cyclical nature of the economy in conjunction with the number of years in business and consistency and longevity of its customer mix.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115," which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations." SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements and believe it could have a significant impact if business combinations are consummated.  However, the effect of which is indeterminable as of December 31, 2007.

In December 2007, the FASB issued Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS No. 161 on its financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item in not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, Berge Abajian, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, Mr. Abajian concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In the third quarter of 2008, we hired outside consultants to assist in our financial reporting. We believe this will have a positive effect on our internal control over financial reporting and mitigate potential weaknesses or deficiencies.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 1A. Risk Factors

Risks Relating with Our Business and Marketplace

Diamond will need additional capital in the future to finance its operations or any future acquisitions, which it may not be able to raise or it may only be available on terms unfavorable to current non-affiliate shareholders.  This may result in Diamond’s inability to fund its working capital requirements and ultimately harm its operational results.

Diamond has and expects to continue to have substantial capital expenditure and working capital needs.  For the nine months ended September 30, 2008 and 2007, Diamond had sales of $876,110 and $816,302, respectively and net loss of $775,672 and $1,315,763, respectively.  While management believes that its financial policies have been prudent, the Company will be reliant on future potential equity and/or debt raises to expand its current business and assist in any future acquisitions, if and when those opportunities occur.

There can be no assurance that Diamond will be successful in continuing to meet its cash requirements from existing operations, or in raising a sufficient amount of additional capital in future finance offerings.  Additional financing might not be available on terms favorable to Diamond, or at all. If adequate funds were not available or were not available on acceptable terms, Diamond’s ability to fund its operations, take advantage of unanticipated opportunities, develop or enhance its business or otherwise respond to competitive pressures would be significantly limited.

Diamond is highly dependent on its key executive officers for the success of its business plan and may be dependent on the efforts and relationships of the principals of future acquisitions and mergers.  If any of these individuals become unable to continue in their role, the company’s business could be adversely affected.

Diamond believes its success will depend, to a significant extent, on the efforts and abilities of Berge Abajian, its CEO.  If Diamond lost Mr. Abajian, it would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of its business plan and the diversion of limited working capital. Diamond can give you no assurance that it could find a satisfactory replacement for Mr. Abajian at all, or on terms that are not unduly expensive or burdensome.

If Diamond grows and implements its business plan, it will need to add managerial talent to support its business plan.  There is no guarantee that Diamond will be successful in adding such managerial talent.  These professionals are regularly recruited by other companies and may choose to change companies.  Given Diamond’s relatively small size compared to some of its competitors, the performance of its business may be more adversely affected than its competitors would be if Diamond loses well-performing employees and are unable to attract new ones.

We may acquire assets or other businesses in the future.

We may consider acquisitions of assets or other business. Any acquisition involves a number of risks that could fail to meet our expectations and adversely affect our profitability. For example:

•	The acquired assets or business may not achieve expected results;
•	We may incur substantial, unanticipated costs, delays or other operational or financial problems when integrating the acquired assets;
•	We may not be able to retain key personnel of an acquired business;
•	Our management’s attention may be diverted; or
•	Our management may not be able to manage the acquired assets or combined entity effectively or to make acquisitions and grow our business internally at the same time.

If these problems arise we may not realize the expected benefits of an acquisition.

A decline in discretionary consumer spending may adversely affect Diamond’s industry, its operations, and ultimately its profitability.

Luxury products, such as fine jewelry, are discretionary purchases for consumers.  Any reduction in consumer discretionary spending or disposable income may affect the jewelry industry more significantly than other industries.  Many economic factors outside of Diamond’s control could affect consumer discretionary spending, including the financial markets, consumer credit availability, prevailing interest rates, energy costs, employment levels, salary levels, and tax rates.  Any reduction in discretionary consumer spending could materially adversely affect Diamond’s business and financial condition.

The jewelry industry in general is affected by fluctuations in the prices of precious metals and precious and semi-precious stones.

The availability and prices of gold, diamonds, and other precious metals and precious and semi-precious stones may be influenced by cartels, political instability in exporting countries and inflation.  Shortages of these materials or sharp changes in their prices could have a material adverse effect on Diamond’s results of operations or financial condition.  A significant change in prices of key commodities, including gold, could adversely affect its business or reduce operating margins and impact consumer demand if retail prices increased significantly, even though Diamond historically incorporates any increases in the purchase of raw materials to its consumers.  Additionally, a significant disruption in our supply of gold or other commodities could decrease the production and shipping levels of our products, which may materially increase our operating costs and ultimately affect our profit margins.

Diamond depends on its ability to identify and respond to fashion trends.

The jewelry industry is subject to rapidly changing fashion trends and shifting consumer demands.  Accordingly, Diamond’s success may depend on the priority that its target customers place on fashion and its ability to anticipate, identify, and capitalize upon emerging fashion trends.  If Diamond misjudges fashion trends or are unable to adjust its products in a timely manner, its net sales may decline or fail to meet expectations and any excess inventory may be sold at lower prices.

Diamond’s ability to maintain or increase its revenues could be harmed if Diamond is unable to strengthen and maintain its brand image.

Diamond has spent significant amounts in branding its Bergio and Bergio Bridal lines.  Diamond believes that primary factors in determining customer buying decisions, especially in the jewelry industry, are determined by price, confidence in the merchandise and quality associated with a brand.  The ability to differentiate products from competitors of Diamond has been a factor in attracting consumers.  However, if Diamond’s ability to promote its brand fails to garner brand recognition, its ability to generate revenues may suffer.  If Diamond fails to differentiate its products, its ability to sell its products wholesale will be adversely affected.  These factors could result in lower selling prices and sales volumes, which could adversely affect its financial condition and results of operations.

Diamond maintains a relatively large inventory of its raw materials and if this inventory is lost due to theft, its results of operations would be negatively impacted.

We purchase large volumes of precious metals and store significant quantities of raw materials and jewelry products at our facility in New Jersey.  Although we have an insurance policy with Lloyd’s of London, if we were to encounter significant inventory losses due to third party or employee theft from our facility which required us to implement additional security measures, this would increase our operating costs.  Also such losses of inventory could exceed the limits of, or be subject to an exclusion from, coverage under our current insurance policy.  Claims filed by us under our insurance policies could lead to increases in the insurance premiums payable by us or possible termination of coverage under the relevant policy.

If Diamond were to experience substantial defaults by its customers on accounts receivable, this could have a material adverse affect on Diamond’s liquidity and results of operations.

A significant portion of our working capital consists of accounts receivable from customers.  If customers responsible for a large amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, Diamond’s liquidity and results of operations could be materially adversely affected.  An economic or industry downturn could materially affect the ability to collect these accounts receivable, which could then result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations.  A significant deterioration in the ability to collect on accounts receivable could affect the cash flow and working capital position of Diamond.

Risks Relating to our Common Stock

No market exists for our common stock

We have submitted an application to a market maker to apply for inclusion of our common stock on the OTC Bulletin Board.  However, there is currently no market for our shares and there can be no assurance that any such market will ever develop or be maintained.  Any trading market that may develop in the future will most likely be very volatile, and numerous factors beyond our control may have a significant effect on the market.  Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board.  Therefore, we will be required to maintain current financial reports in order to have our securities quoted on the OTC Bulletin Board.

Our common stock could be deemed a low-priced “Penny” stock which could make it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid and negatively affect the price of our stock.

In the event where our securities are accepted for trading in the over-the-counter market, trading of our common stock may be subject to certain provisions of the Securities Exchange act of 1934, commonly referred to as the “penny stock” as defined in Rule 3a51-1.  A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  If our stock is deemed to be a penny stock, trading will be subject to additional sales practice requirements on broker-dealers.  These require a broker-dealer to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, penny stock rules may restrict the ability or willingness of broker-dealers to trade and/or maintain a market in our common stock.  Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

Our current chief executive officer and sole director, Mr. Berge Abajian, owns a significant percentage of our company and will be able to exercise significant influence over our company.

Berge Abajian, our chief executive officer and sole director, beneficially owns approximately 88% of our common stock.  Accordingly, Mr. Abajian will be able to determine the composition of our board of directors, will retain the effective voting power to approve all matters requiring shareholder approval, will prevail in matters requiring shareholder approval, including, in particular the election and removal of directors, and will continue to have significant influence over our business.  As a result of his ownership and position in the Company, Mr. Abajian is able to influence all matters requiring shareholder action, including significant corporate transactions.  In addition, sales of significant amount of shares held by Mr.
Abajian, or the prospect of these sales, could adversely affect the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 26, 2008, the Company authorized the issuance of 200,000 shares of common stock to Stoecklein Law Group pursuant to its retainer agreement for legal services.

We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance of the shares.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended September 30, 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the quarter ended September 30, 2008.

Item 5. Other Information

Subsequent to the S-1 registration statement becoming effective, the Company’s acting Chief Financial Officer, Alfred Sirica, resigned from his position with the Company.  Mr. Abajian, our Chief Executive Officer, will act as the Principal Accounting Officer for the Company.

Item 6. Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)	Certificate of Incorporation, dated October 24, 1988		Form S-1/A		3(i)	08/28/08
3(i)(b)	Certificate of Trade Name, dated January 31, 1997		Form S-1/A		3(i)(b)	08/28/08
3(i)(c)	Certificate of Amendment to the Certificate of Incorporation, dated May 31, 2007		Form S-1/A		3(i)(c)	08/28/08
3(ii)	Bylaws of Diamond Information Institute, Inc.		Form S-1/A		3(ii)	08/28/08
5	Opinion of Legal Counsel (Stoecklein Law Group) – Dated August 28, 2008		Form S-1/A		5	08/28/08
10.1	Sample Subscription Agreement for the $25,000 unit offering		Form S-1/A		10.1	08/28/08
31	Certification of Berge Abajian pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Berge Abajian pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND INFORMATION INSTITUTE, INC.
(Registrant)

By: /s/ Berge Abajian
      Berge Abajian, President &
      Chief Executive Officer (On behalf of
      the registrant and as principal accounting
      officer)