Form 10-K
period 2008-12-31
Diamond Information Institute
filed 2009-03-26
CIK 1429859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  333-149978

DIAMOND INFORMATION INSTITUTE, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2935867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Daniel Road East
Fairfield, New Jersey	07004
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (973) 227-3230

Copies of Communications to:
Stoecklein Law Group
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-1325

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐
No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was $1,638,100 based on a share value of $1.00.

The number of shares of Common Stock, $0.001 par value, outstanding on March 23, 2009 was 11,813,100 shares.

DIAMOND INFORMATION INSTITUTE, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2008

Index to Report
on Form 10-K

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Throughout this Annual Report references to “we”, “our”, “us”, “Diamond”, “the Company”, and similar terms refer to Diamond Information Institute, Inc.

AVAILABLE INFORMATION

Our securities as of September 8, 2008 are registered under the Securities Act of 1933, and we will file reports and other information with the Securities and Exchange Commission as a result. Additionally, we shall file supplementary and periodic information, documents and reports that are required under section 13(a) and Section 15(d) of the Exchange Act, as amended.

Any annual, quarterly, special reports and other information filed with the SEC can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I

ITEM 1.                      BUSINESS

General Business Development

Diamond Information Institute, Inc. was incorporated in the State of New Jersey in October of 1988 and had minimal activity until 1995 when it began in the business of jewelry manufacturing.  Diamond has been engaged in the design and manufacture of upscale jewelry since 1995 through its tradename of the “Bergio” line.  In 2002, Diamond launched its “Bergio Bridal Collection”.

Current Business Operations

Diamond is entering into its 20th year of operations and concentrates on boutique, upscale jewelry stores.  Diamond currently sells its jewelry to approximately 150 independent jewelry retailers across the United States and has spent over $3 million in branding the Bergio name through tradeshows, trade advertising, national advertising and billboard advertising since launching the line in 1995.  Diamond has manufacturing control over its line as a result of having a manufacturing facility in New Jersey as well as subcontracts with facilities in Italy and Bangkok.

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

Diamond intends to acquire design and manufacturing firms throughout the United States and Europe.  If and when Diamond pursues any potential acquisition candidates, it intends to target the top 10% of the world’s jewelry manufactures that have already created an identity and brand in the jewelry industry.  Diamond intends to locate potential candidates through its relationships in the industry and expects to structure the acquisition through the payment of cash, which will most likely be provided from third party financing, as well as the Company’s common stock and not cash generated from the Company’s operations.  In the event, Diamond obtains financing from third parties for any potential acquisitions; Diamond may agree to issue its common stock in exchange for the capital received.  However, as of the date of this report Diamond does not have any binding agreements with any potential acquisition candidates or arrangements with any third parties for financing.

Principal Products and Services

Diamond has historically sold its products directly to distributors, retailers and other wholesalers, who then in turn sell their products to consumers through retail stores.  Independent retail jewelers that offer the Bergio line are not under formal contracts and most sell competing products.

Diamond’s products consist of a wide range of unique styles and designs made from precious metals such as gold, platinum and Karat gold, as well as diamonds and other precious stones.  We continuously innovate and change our designs based upon consumer trends and as a result of new designs being created we believe we are able to differentiate ourselves and strengthen our brands.  We sell our products to our customers at price points that reflect the market price of the base material plus a mark up reflecting our design fee and processing fees.

Each year, most jewelry manufacturers bring new products to market. Diamond considers itself to be a trendsetter in jewelry manufacturing.  As a result, Diamond comes out with a variety of products throughout the year that it believes have commercial potential to meet what it feels are new trends within the industry.  The “Bergio” designs consist of upscale jewelry that includes white diamonds, yellow diamonds, pearls, and colored stones, in 18K gold, platinum, and palladium.  We currently design and produce approximately 50 to 75 product styles.  Prices for our products range from $400 to $200,000.

Diamond’s product range is divided into three fashion lines: (i) 18K gold line, (ii) a bridal line, and (iii) a couture and/or one of kind pieces. Mr. Abajian consults regularly with the design teams of his Italian manufacturers, which usually results in a constant continuation of new products and sometimes entire lines being developed.  Typically, new products come on line approximately every 3 months and most recently, Diamond introduced its latest collection “Power in Pink”, which launched in April 2008 year and consists of approximately 35 pieces made with pink gold and diamonds.  Depending on the timing and styling at any point in time, Diamond’s products and collections would fall in one of the various categories shown below:

1.	Whimsical. The whimsical line includes charms, crosses and other “add-on” pieces.

2.
Middle. The proposed middle line will consist of fashion jewelry utilizing colored stones, diamonds and pearls applied to a variety of applications such as necklaces, pendants, earrings, bracelets and rings. The metals that Diamond intends to use for the Middle line include platinum, 18K white & yellow gold.

3.
Couture. The Couture line is Diamond’s most luxurious line, and consists of one of a kind pieces, new showcase products each year, and predominantly utilizes diamonds, platinum and other precious metals and stones of the highest grade and quality available.

4.
Bridal. The Bridal line is Diamond’s core business. Diamond attempts to stay on the forefront of trends and designs in the bridal market with the latest in wedding sets, engagement rings and wedding bands for both men and women.

Each year, Diamond attempts to expand and/or enhance these lines, while constantly seeking to identify trends that it believes exist in the market for new styles or types of merchandise.  Design and innovation are the primary focus of Diamond’s manufacturing and it is less concerned with the supply and capacity of raw materials.  Over the last 19 years, Mr. Abajian has been the primary influencer over the Bergio collections.  Mr. Abajian with his contacts, which are located mostly overseas, regularly meet to discuss, conceptualize and develop Bergio’s various products and collections.  When necessary, additional suppliers and design teams can be brought in as the market needs dictate. Management intends to maintain a diverse line of jewelry to mitigate concentration of sales and continuously expand its market reach.

Distribution Methods and Marketing

Diamond continues to devote its efforts towards brand development and utilizes marketing concepts in an attempt to enhance the marketability of its products.  During the past several years, Diamond has carried out its brand development strategy based on its product quality and design excellence, which is highlighted through the company’s sales personnel.  Diamond has established significant networks and relationships with retailers which allow our products to be promoted and sold nationwide.  Diamond maintains a broad base of customers and concentrates on retailers that sell fashionable and high end jewelry.  Diamond also works with its customers to adjust product strategies based on the customer’s feedback to try and decrease the likelihood of overstocked or undesired products.

Diamond intends to further promote its products and brand by participating in trade shows and various exhibitions, consumer and trade advertisements, billboard advertisements, as well as make specialty appearances in retail stores carrying the company’s products.

Sources and Availability of Raw Materials and Principal Suppliers

Most of the inventory and raw materials purchased by Diamond occur through its manufacturers located in Europe.  The inventory that is directly maintained by the company is based on recent sales and revenues of Diamond’s products but ultimately is at the discretion of Mr. Abajian and his experience in the industry.  The entire inventories kept on hand by Diamond are commodities that can be incorporated into future products or can be sold on the open market.  Additionally, Diamond performs physical inventory inspections on a quarterly basis to assess upcoming styling needs and consider the current pricing in metals and stones needed for its products.

Diamond acquires all raw gemstones, precious metals and other raw materials used for manufacturing its products on the open market.  Diamond is not constrained in its purchasing by any contracts with any suppliers and acquires raw material based upon, among other things, availability and price on the open wholesale market.

Approximately 80% of Diamond’s product line is contracted to manufacturing suppliers in Italy, who then procure the raw materials in accordance with the specifications and designs submitted by Diamond.  However, the general supply of precious metals and stones used by Diamond can be reasonably forecast even though the prices will fluctuate often.  Any price differentials in the precious metals and stones will typically be passed on to the customer.

For the raw materials not procured by contracted manufacturers, Diamond has approximately 5 suppliers that compete for their business, with the Company’s largest gold suppliers being Carrera Casting and Metro Gold.  Most of the Company’s precious stones are purchased from C. Mahandra & Sons and EFD.  We do not have any formal agreements with any of our suppliers but have established an ongoing relationship with each of our suppliers.

Customers

During the year ended December 31, 2008, Shane & Co. accounted for approximately 9.5% of Diamond’s annual sales.  Previously, Diamond had one customer, Western Stones and Metals, during the year ended December 31, 2007, that accounted for approximately 9% of its annual sales.  During the next twelve months, it is anticipated that Shane & Co. may account for more than 5% of our annual sales based on recent orders placed and our current projections.  Diamond is not dependent on any specific customers as a result of having very few customers representing 5% or more of its annual sales.

Intellectual Property

Bergio is a federally registered trademarked name owned by Diamond.  Since the first trademark of “Bergio” was filed all advertising, marketing, trade shows and overall presentation of the Company’s product to the public has prominently displayed this trademark.  As additional lines are designed and added to the Company’s products, the Company may trademark new names to distinguish the particular products and jewelry lines.

Personnel

At December 31, 2008, Diamond had 3 full-time employees and 2 part-time employees.  Of Diamond’s current employees, 1 is sales and marketing personnel, 2 are manufacturing and 2 hold administrative and executive positions.  No personnel are covered by a collective bargaining agreement.  Diamond’s relationship with its employees is believed to be good.  We intend to use the services of independent consultants and contractors when possible or until we are able to hire personnel in house.

Competition and Market Overview

The jewelry design and manufacturer’s industry is extremely competitive and has low barriers to entry.  Diamond competes with other jewelry design and manufacturers of upscale jewelry to the retail jewelry stores.  There are over 4,000 jewelry design and manufacturer’s companies, several of which have greater experience, brand name recognition and financial resources than Diamond.

Diamond’s management believes that the jewelry industry competes in the global marketplace and therefore must be adaptable to ensure a competitive measure.  Recently the U.S. economy has encountered a slowdown and Diamond anticipates the U.S. economy will most likely remain weak at least through the end of 2009.  Consumer spending for discretionary goods such as jewelry is sensitive to changes in consumer confidence and ultimately consumer confidence is affected by general business considerations in the U.S. economy.  Consumer spending for discretionary spending generally decline during times of falling consumer confidence, which may affect Diamond’s retail sale of its products.  U.S. consumer confidence reflected these slowing conditions throughout 2008.  The impact of the slowing U.S. economy is not usually known until the second quarter of any given year in Diamond’s industry thus it is hard to estimate the actual impact the slowing economy will have on our business.

According to the United States Department of Commerce outlook in 2008, the United States apparent consumption of precious metal jewelry was expected to grow over the new few years at a slow but steady rate, before picking up considerably in 2010.  A stronger economy, more spending by the baby boomers and young professionals with an overall trend toward luxury products will lead to future growth.  From 2007 to 2011, apparent consumption of precious metal jewelry is expected to increase by an average of 3.9% per year, totaling $14.0 billion in 2011.  Therefore, Diamond intends to make strong efforts to maintain its brand in the industry through its focus on the innovation and design of its products as well as being able to consolidate and increase cost efficiency when possible through acquisitions.

Environmental Regulation and Compliance

The United States environmental laws do not materially impact Diamond’s manufacturing operations as a result of having a large majority of our jewelry manufacturing being conducted overseas.  In fact, approximately 80% of Diamond’s manufacturing is contracted to quality suppliers in the vicinity of Valenza, Italy with the remaining 20% of setting and finishing work being conducted in Diamond’s Fairfield, New Jersey facility.  The setting and finishing work done in its New Jersey facility involves the use of precision lasers, which use soap and water rather than soldering.  Also a standard polishing compound is used for the finishing work but it does not have a material impact on Diamond’s cost and effect of compliance with environmental laws.

Government Regulation

Currently, Diamond is subject to all of the government regulations that regulate businesses generally such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety, labor relations, and disadvantaged businesses.   In addition, the Company’s operations are affected by federal and state laws relating to marketing practices in the retail jewelry industry. Diamond is subject to the jurisdiction of federal, various state and other taxing authorities.  From time to time, these taxing authorities review or audit the Company.

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

Diamond has and expects to continue to have substantial capital expenditure and working capital needs.  For the years ended December 31, 2008 and 2007, Diamond had sales of $1,386,000 and $1,297,000, respectively and net loss of $1,107,000 and $1,172,000, respectively.  While management believes that its financial policies have been prudent, the Company will be reliant on future potential equity and/or debt raises to expand its current business and assist in any future acquisitions, if and when those opportunities occur.

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

Diamond may acquire assets or other businesses in the future.

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

Risks Relating to our Common Stock

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, the Financial Industry Regulatory Authority (“FINRA”) has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  We have not been late in any of our SEC reports through December 31, 2008.

Our common stock could be deemed a low-priced “Penny” stock which could make it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid and negatively affect the price of our stock.

In the event where our securities are accepted for trading in the over-the-counter market, trading of our common stock may be subject to certain provisions of the Securities Exchange act of 1934, commonly referred to as the “penny stock” as defined in Rule 3a51-1.  A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  If our stock is deemed to be a penny stock, trading will be subject to additional sales practice requirements of broker-dealers.  These require a broker-dealer to:

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Currently, Diamond has a 1,730 square feet design and manufacturing facility located in Fairfield, New Jersey, which is currently being leased until August 31, 2010.  Diamond also rents office space at this facility.  Diamond pays approximately $2,200 per month.  Since a majority of the manufacturing is conducted by sub-contractors in Italy, the current space is presently adequate for the performance of all company functions, which includes minimal manufacturing, design and administrative needs.

Additionally, Diamond anticipates opening additional offices and/or design facilities in other locations as it continues to implement its business plan throughout the United States, when and if any acquisitions are completed in the future.  At the current time, the Company’s expansion plans are in the preliminary stages with no formal negotiations being conducted.  Most likely no expansions will take place until additional revenues can be achieved or additional capital can be raised to help offset the costs associated with any expansion.

ITEM 3.                      LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect our financial position or results of operations.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fiscal year ended December 31, 2008.

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

During the year ended December 31, 2008, we filed for inclusion of our common stock on the Over-the-Counter Bulletin Board (“OTC:BB”).  Our Common Stock was approved for trading by FINRA for trading on the OTC:BB under the symbol DIII on January 26, 2009.  Since being quoted on the OTC:BB, our common stock has not traded.

Holders of Common Stock

As of March 23, 2009, we had approximately 34 stockholders of record of the 11,813,100 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors.

We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business.  Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•	our financial condition;
•	earnings;
•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

During the fourth quarter of 2008, we did not issue any shares of our common stock

Subsequent Issuances

On January 30, 2009, we authorized the issuance of 100,000 shares of our common stock to Stoecklein Law Group pursuant to its retainer agreement for legal services.

On February 11, 2009, we authorized the issuance of 50,000 shares of our common stock to Berge Abajian as compensation for his board services during the 2009 year.

On February 26, 2009, we authorized the issuance of 20,000 shares of our common stock to Stoecklein Law Group pursuant to a new retainer agreement for legal services during the 2009 year.

We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance of the shares.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the year ended December 31, 2008.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Diamond Information Institute, Inc. was incorporated in the State of New Jersey in October 1988 and had minimal activity until 1995 when it began in the business of jewelry manufacturing under the name Diamond Information Institute (d/b/a “Bergio”).  Since 1995 Diamond has been engaged in the design and manufacture of upscale jewelry through its trade name of “Bergio” and in 2002 launched its “Bergio Bridal Collection”.  The Company sells to approximately 150 independent jewelry retailers across the United States and has incurred a significant amount of capital resources in creating brand recognition in the jewelry industry.

OVERVIEW OF CURRENT OPERATIONS

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

Diamond intends to acquire design and manufacturing firms throughout the United States and Europe.  If and when Diamond pursues any potential acquisition candidates, it intends to target the top 10% of the world’s jewelry manufactures that have already created an identity and brand in the jewelry industry.  Diamond intends to locate potential candidates through its relationships in the industry and expects to structure the acquisition through the payment of cash, which will most likely be provided from third party financing, as well as Diamond’s common stock and not cash generated from Diamond’s operations.  In the event, Diamond obtains financing from third parties for any potential acquisitions; Diamond may agree to issue Diamond’s common stock in exchange for the capital received.  However, as of the date of this annual report Diamond does not have any binding agreements with any potential acquisition candidates or arrangements with any third parties for financing.

 Diamond’s management believes that the jewelry industry competes in the global marketplace and therefore must be adaptable to ensure a competitive measure.  Recently the U.S. economy has encountered a slowdown and Diamond anticipates the U.S. economy will most likely remain weak at least through all of 2009.  Consumer spending for discretionary goods such as jewelry is sensitive to changes in consumer confidence and ultimately consumer confidence is affected by general business considerations in the U.S. economy.  Consumer spending for discretionary spending generally decline during times of falling consumer confidence, which may affect Diamond’s retail sale of its products.  U.S. consumer confidence reflected these slowing conditions during the last quarter of 2007 and has been carried forward throughout the year of 2008.  Therefore, Diamond intends to make strong efforts to maintain its brand in the industry through its focus on the innovation and design of its products as well as being able to consolidate and increase cost efficiency when possible through acquisitions.

Result of Operations for the Years Ended December 31, 2008 and 2007

The following income and operating expenses tables summarize selected items from the statement of operations for the year ended December 31, 2008 compared to the year ended December 31, 2007.

INCOME:

	Years Ended December 31,
	2008	2007

Sales	$1,385,620	$1,296,585

Cost of Sales	847,976	1,226,561

Gross Profit	$537,644	$70,024

Gross Profit Percentage of Revenue	39%	5%

Sales

Sales for the year ended December 31, 2008 were $1,385,620 compared to $1,296,585 for the year ended December 31, 2007.  This resulted in an increase of $89,035 or 7% from the comparable period of 2008 to 2007.  We experienced a moderate increase in sales during the year ended December 31, 2008 as compared to the comparable period of 2007.

Typically, revenues experience significant seasonal volatility in the jewelry industry.  The first two quarters of any given year typically represent approximately 15%-25% of total year revenues, based on historic results.  The holiday buying season during the last two quarters of every year typically account for the remainder of annual sales.

Cost of Sales

Cost of sales for the year ended December 31, 2008 was $847,976 a decrease of $378,585, or 31%, from $1,226,561 for the year ended December 31, 2007.  Our cost of sales were significantly higher for the year ended December 31, 2007 due to a write-down of approximately $284,000 of inventory to the lower of cost or market value, which we experienced during the six months ended June 30, 2007.  The inventory write-down was a result of the refinement of cost and quantity of on hand data attributable to the conversion of the Company’s books and records to new accounting software in the beginning of 2007.  We did not record any inventory write-down for the year ended December 31, 2008 and believe the cost of sales expenses are more reflective of what we expect our cost of sales to be going forward.

Gross Profit:

During the year ended December 31, 2008, we experienced a gross profit as a percentage of revenue of 39%, compared to a gross profit as a percentage of revenue of 5% for the year ended December 31, 2007.  Our increased gross profit during the year of 2008 was a result of selling lower commodity priced products at higher margins.  Also, the inventory write-down mentioned as part of cost of sales added approximately $284,000 to our 2007 cost of sales.  Without the inventory write-down in 2007, our pro-forma gross profit percent in 2007 would have been approximately 27%.

OPERATING EXPENSES:

	Years Ended December 31,		Increase/
	2008	2007	(Decrease)

Selling Expenses	$368,664	$392,793	(6%)

Total General and Administrative Expenses	1,262,623	1,095,549	15%

Total Operating Expenses	$1,631,287	$1,488,342	10%

Net Loss	$(1,106,856)	$(1,171,980)	(6%)

Selling Expenses

Total selling expenses were $368,664 for the year ended December 31, 2008, which was approximately a 6% decrease from $392,793 for the year ended December 31, 2007.  Selling expenses include advertising, trade show expenses and selling commissions.  The decrease in selling expenses during the year ended December 31, 2008 compared to the year ended December 31, 2007 was a result of decreased advertising and travel expenses under the Company’s cost saving programs implemented in 2008.

General and Administrative Expenses

General and administrative expenses were $1,262,623 for the year ended December 31, 2008 versus $1,095,549 for the year ended December 31, 2007.  The increase in general and administrative expenses in 2008 is due primarily to an increase in professional fees due to being a publicly-traded company.  Included within professional fees in 2008 is a noncash charge related to stock-based compensation of $450,000. Also included in 2008 general and administrative expenses is share-based compensation of $317,500. Total noncash stock-based compensation was $781,500 in 2008 compared to $181,000 in 2007. The $600,500 increase in stock-based compensation was primarily offset by decreases in payroll and payroll taxes from staff reductions.

Loss from Operations

During the year ended December 31, 2008, we had a loss from operations totaling $1,093,643 which was a decrease from $1,418,318 for the same period in 2007, or approximately 23%.  The primary contributing factor of our lower loss from operations is higher gross margins on slightly higher sales.

Other Expense / Income

Other Expense / Income is comprised primarily of interest incurred on bank lines of credit, corporate credit cards, term loans and capital leases in connection with operations related to manufacturing and indirect operating expenses offset by miscellaneous income.  We attribute the increase in our other expense / income during the year ended December 31, 2008 when compared to the year ended December 31, 2007 as a result of a reduction of interest expense of $17,603 offset by recognizing sales of gold scrap in 2007. Interest expense in 2008 primarily decreased due to lower interest rates on credit lines and credit cards.  There were no sales of gold scrap occurring in 2008.

Income Tax (Benefit) Provision

The Company reported an income tax benefit of $89,133 for the year ended December 31, 2008 as compared to an income tax benefit of $331,642 for the year ended December 31, 2007.  In 2008, management recorded a full valuation allowance against its deferred tax assets.

Net Loss

The Company incurred a net loss of $1,106,856 for the year ended December 31, 2008 versus a net loss of $1,171,980 for the year ended December 31, 2007.  This was a decrease of $65,124, or 6%, in our net loss for the comparable period.  Although we experienced higher general and administrative expenses for the year ended December 31, 2008, we were able to decrease our net loss when compared to same period a year ago as a result of decreasing our cost of sales and selling expenses.  Our gross margins in 2008 have significantly increased as a result of us selling lower commodity priced products at higher margins.  Additionally, in 2007 gross margins were lower due to an inventory adjustment of approximately $284,000.   Overall our net loss is primarily attributable to a significant increase in costs associated with the non-cash stock compensation.

Liquidity and Capital Resources

The following table summarizes working capital at December 31, 2008 compared to December 31, 2007.

			Increase / (Decrease)
	December 31, 2008	December 31, 2007	$	%

Current Assets	$2,079,321	$2,074,989	$4,332	**

Current Liabilities	$1,996,988	$1,549,538	$447,450	28%

Working Capital	$82,333	$525,451	$(443,118)	(84%)
**Denotes less than 1%.

As of December 31, 2008, we had a cash overdraft of $7,345, compared to a cash overdraft of $48,144 at December 31, 2007.  In 2007, we conducted a private placement offering of our common stock to accredited investors in accordance with SEC regulations and raised approximately $425,000.  However, it is anticipated that we will need to sell additional equity or debt securities or obtain credit facilities from financial institutions to meet our long-term liquidity and capital requirements, which include strategic growth through mergers and acquisitions.  There is no assurance that we will be able to obtain additional capital or financing in amounts or on terms acceptable to us, if at all or on a timely basis.

Accounts receivable at December 31, 2008 was $713,194 and $692,619 at December 31, 2007, representing an increase of 3%.  We typically offer our customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased.  When setting terms with our customers, we also consider the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations.

Inventory at December 31, 2008 was $1,326,989 and $1,333,752 at December 31, 2007. Our management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume.  We historically do not have an inventory reserve for slow moving or obsolete products due to the nature of our inventory of precious metals and stones, which are commodity-type raw materials and rise in value based on quoted market prices established in actively trade markets.  This allows for us to resell or recast these materials into new products and/or designs as the market evolves.

Accounts payable and accrued expenses at December 31, 2008 were $446,892 compared to $389,798 at December 31, 2007, which represents a 15% increase.  In 2008, we negotiated more favorable repayment terms from our suppliers.

We do not typically utilize our shares as a method of payment for our debt but during 2007, we entered into a debt conversion agreement and agreed to issue 100,000 shares of common stock at a fair market value of $1 per share to a vendor as full satisfaction for accounts payable previously due and as pre-payment for future services to be rendered. Of the total $100,000 of common stock issued, approximately $55,000 was to satisfy previous accounts payable balances, and the difference of approximately $45,000 was issued as consideration for future services to be rendered.

Also during 2007, we entered into another debt conversion agreement and agreed to issue 150,000 shares of common stock at fair market value of $1 per share to a vendor as full satisfaction of an accounts payable balance of approximately $150,000.  The debt conversion agreement allows for the vendor to purchase for a period of 60 months, 150,000 “Class A” purchase warrants, which have an exercise price of $1.50 per share. As of the year ended December 31, 2008, no “Class A” purchase warrants had been acquired by the vendor.

Bank Lines of Credit and Notes Payable

Our indebtedness is comprised of various bank credit lines, term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.  As of December 31, 2008, we had 2 outstanding term loans.  One of our loans is for $150,000 with Columbia Bank, which is payable in monthly installments and matures in April of 2009.  The note bears an annual interest rate of 7.25% and as of December 31, 2008, there was an outstanding balance of $20,965.  We also have a $300,000 term loan with JPMorgan Chase, which is payable in monthly installments and matures in May 2011.  The note bears an annual interest rate of 7.60% and as of December 31, 2008 there was an outstanding balance of $158,320.  Both of these notes are collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian.

In addition to the notes payable, we utilize bank lines of credit to support working capital needs.  As of December 31, 2008, we had two lines of credit.  One bank line of credit is for $700,000 with Columbia Bank and requires minimum monthly payment of interest only.  The interest is calculated at the bank’s prime rate plus 0.75%.  As of December 31, 2008, we had an outstanding balance of $699,999 at an effective annual interest rate of 4.00%.  Additionally, we have a bank line of credit of $55,000 with JPMorgan Chase Bank, which also requires a monthly payment of interest only.  The interest rate is calculated at the bank’s prime rate plus 0.75%.  As of December 31, 2008, we had an outstanding balance of $45,793 at an effective annual interest rate of 4.00%.  Each credit line renews annually and is collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian.

In addition to the bank lines of credit and term loans, we have a number of various unsecured credit cards.  These credit cards require minimal monthly payments of interest only and as of December 31, 2008 have interest rates ranging from 4.74% to 13.99%.  As of December 31, 2008, we have outstanding balances of $164,657.

Satisfaction of our cash obligations for the next 12 months.

For each of the years ended December 31, 2008 and 2007, we have incurred net losses of approximately $1.1 million and $1.2 million, respectively. We have funded our working capital needs primarily from revenues, a private placement equity offering and advances from our CEO and principal stockholder. Our plan is to acquire design and manufacturing companies throughout the United States and Europe. If and when we pursue any potential business acquisitions, we intend to target the top 10% of the world’s jewelry manufacturers that have already created an identity and brand in the jewelry business. We plan to fund these potential business acquisitions from additional equity and/or debt financing, and joint venture partnerships.  However, we have no binding agreements or understandings with any potential acquisition targets. There is no assurance that we will be able to obtain additional capital in the amount or, on terms acceptable to us, in the required timeframe.

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

Over the next twelve months we believe we have the required working capital needs to fund our current operations through revenues.  However, any expansion or future business acquisitions will require us to raise capital through an equity offering.

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

As previously mentioned, we currently have 3 full-time employees and 2 part-time employees.  We do not anticipate a significant change in the number of full time employees over the next 12 months.  None of our employees are subject to any collective bargaining agreements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results or operations, liquidity, capital expenditures or capital resources that is deemed material.

Critical Accounting Policies

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported period.

Accounts Receivable.  Management periodically performs a detailed review of amounts due from customers to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Management has provided an allowance for doubtful accounts of approximately $80,000 at December 31, 2008.

 Long-Lived Assets.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived tangible assets subject to depreciation or amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of undiscounted future cash flows.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved.

Revenue Recognition. The Company’s management recognizes revenue when realized or realizable and earned.  In connection with revenue recorded, the Company establishes a sales returns and allowances reserve for anticipated merchandise to be returned.  The estimated percentage of sales to be returned is based on the Company’s historical experience of returned merchandise. Also, management calculates an estimated gross profit margin on returned merchandise deriving a cost for the anticipated returned merchandise also based on the Company’s historical operations.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations." SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements and believe it could have a significant impact if business combinations are consummated.  However, the effect of which is indeterminable as of December 31, 2008.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-22 of this Form 10-K.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A(T).              CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer, Berge Abajian, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, Mr. Abajian concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934.  These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable.  There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls.  Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.                   OTHER INFORMATION

Section 5 – Corporate Governance and Management

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointments of Principal Officers

(c)  Appointment of Officers

On January 8, 2009, Ms. Arpi Abajian was appointed to serve as Diamond’s interim secretary.  Ms. Abajian is the wife of our Chief Executive Officer and Sole Director, Mr. Abajian.

Section 8 – Other Information

Item 8.01 Other Events

On January 26, 2009, our common stock was approved for trading by FINRA for trading on the OTC:BB under the symbol “DIII”.

PART III

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of the Board of Directors of the Company will serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.  Information as to the directors and executive officers of the Company is as follows:

NAME	AGE	POSITION
Berge Abajian	48	Chief Executive Officer, President, current Principal Accounting Officer and Sole Director
Alfred Sirica (1)	47	Former Chief Executive Officer
Arpi Abajian (2)	46	Secretary
(1)	Subsequent to the S-1 Registration Statement becoming effective, Mr. Sirica resigned from his position with the Company. Mr. Abajian agreed to become the Principal Accounting Officer for the Company.
(2)	On January 8, 2009, the board of directors appointed Ms. Arpi Abajian as the Secretary of the Company. Ms. Abajian is married to our CEO, Mr. Berge Abajian.

Duties, Responsibilities and Experience

Berge Abajian comes from a family background in jewelry manufacturing.  The Abajian family started manufacturing jewelry in the 1930’s and Berge entered into the industry as a manufacturer in 1980.    From 1980 to 1983, Mr. Abajian served as the Secretary and Treasurer of Pyramid Jewelry, a jewelry manufacturing company.  Mr. Abajian established operations of Diamond Information Institute in 1995 and started his “Bergio” brand label over ten years ago.  Currently, Mr. Abajian is the chief executive officer, president and sole director of Diamond.  The Bergio line was one of the first to introduce yellow diamonds in jewelry and has continued to be on the cutting edge of jewelry trends.  In 2002, Mr. Abajian also began production of his Bergio Bridal Collection.  Mr. Abajian has a BS in Business Administration from Fairleigh Dickinson University and is well known and respected in the jewelry industry.  Since 2005, Mr. Abajian has served as the President of the East Coast branch of the Armenian Jewelry Association and has also served as a Board Member on MJSA (Manufacturing Jewelers and Suppliers of America), New York Jewelry Association, and the 2001-2002 Luxury Show.

Arpi Abajian has worked at Diamond Information Institute for over 10 years in administrative positions.  On January 8, 2009, Diamond appointed Ms. Abajian to serve as the Company’s interim Secretary until the Company has the resources available to hire a permanent Secretary for the Company.  Ms. Abajian is currently married to the Chief Executive Officer and Sole Director of Diamond and does not serve on the board of any other companies.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Employment Agreements and Compensation

During the 2007 year, Diamond entered into employment agreements with its Chief Executive Officer, Berge Abajian, and its then President, Scott Wanstrath.  Both agreements were to not take effect until the Company had raised a significant amount of capital.  Subsequent to the year ended December 31, 2007, Mr. Wanstrath gave notice of his termination and Mr. Abajian agreed to terminate the employment agreement.  As of the date of this filing, the Company does not have any employment agreements in place.  The Company intends to draft a new employment agreement with Mr. Abajian during the 2009 year.

On January 20, 2008, Diamond authorized the issuance of 100,000 shares to Mr. Zareh Beylerian in conjunction with Mr. Beylerian being appointed to the Company’s Advisory Panel.  The shares were issued in advance for the 2008 fiscal year, in which Mr. Beylerian agreed to serve on Diamond’s Advisory Panel.  Nvair Beylerian is Zareh Beylerian’s wife and Mr. Beylerian elected to gift 50,000 shares of the 100,000 issued shares of Diamond’s common stock to her.

On February 20, 2008, Diamond cancelled 2,000,000 shares previously granted to Mr.  Ralph Amato and cancelled 200,000 shares previously granted to Mr. Scott Wanstrath.  The shares were cancelled as a result of both gentlemen no longer providing services to Diamond and as a result of not fulfilling the terms of their agreements.  Mr. Abajian also agreed to cancel 5,000,000 of his shares to reduce some of his ownership position in the Company.

Advisory Panel

On April 2, 2007, Diamond’s Board of Directors approved the establishment of an Advisory Panel to provide on-going advice to the Company’s officers.  Under the terms of the resolution adopting the panel, the Board of Directors agreed to issue 50,000 shares of common stock to each panel member as remuneration of their services.  Mr. Hagop Baghdadlian and Mr. Zareh Beylerian are the current members on the panel.

Mr. Baghdadlian opened Hagop Baghdadlian LTD, in 1977 as a diamond dealer in New York City.  In 2003, Hagop Baghdadlian LTD merged with Cora Diamonds, Inc., a diamond manufacturer and Mr. Baghdadlian became President of Cora International, LLC.  Cora International has since become a leading manufacturer of fancy colored diamonds.

Mr. Beylerian is an attorney with over 20 years of law experience.  Mr. Beylerian in 2004 formed the firm of Beylerian & Associates, which handles general litigation and commercial matters, bankruptcy, personal injury, immigration, real estate, intellectual property and more.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.

As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Our decision to not adopt such a code of ethics is a result of having only two officers and one director operating as the management for the Company.  We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Corporate Governance

Director Independence

The Board of Directors has concluded that Director, Berge Abajian is not independent in accordance with the director independence standards of the American Stock Exchange.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Our Board of Directors performs some of the functions associated with a Nominating Committee.  We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

Director Nomination Procedures

Generally, nominees for Directors are identified and suggested by the members of the Board or management using their business networks.  The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future.  In selecting a nominee for director, the Board or management considers the following criteria:

1.
whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of the Company;

2.
whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.
whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to the Company’s current or future business, will add specific value as a Board member; and

4.	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership.  Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director.  During 2008, the Company received no recommendation for Directors from its stockholders.

Audit Committee

Currently, we do not have an Audit Committee.  At this time, the board of directors will perform the necessary functions of an Audit Committee, such as: recommending an independent registered public accounting firm to audit the annual financial statements; reviewing the independence of the independent registered public accounting firm; review of the financial statements and other required regulatory financial reporting; and reviewing management’s policies and procedures in connection with its internal control over financial reporting.

Additionally, we do not have a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive.  However, at such time the Company has the financial resources a financial expert will be hired.

Compensation Committee

We currently do not have a compensation committee of the board of directors.  Until a formal committee is established our board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation.  The Board makes all compensation decisions for the Executives and approves recommendation regarding equity awards to all elected officers of Diamond. Decisions regarding the non-equity compensation of other executive officers are made by the Board.

Compensation Philosophy and Objectives

The Board believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by Diamond, and which aligns executives’ interests with those of the shareholders by rewarding performance above established goals, with the ultimate objective of improving shareholder value. As a result of the size of Diamond and only having two executive officers, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends on establishing a Compensation Committee to evaluate both performance and compensation to ensure that Diamond maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. The Board believes executive compensation packages, when and if established, provided to the Company’s executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Based on the foregoing objectives, the Board intends to structure Diamond's annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by Diamond and reward the executives for achieving such goals.

Shareholder Communications

Any shareholder communications to the Board should be forwarded to the attention of the Company’s Secretary at our offices at 12 Daniel Road East, Fairfield, New Jersey 07004.  Our Secretary will review any communication received from a shareholder, and all material communications from shareholders will be forwarded to the Chairman of the Board, the Board of Directors, or other individual directors as appropriate.

ITEM 11.                                EXECUTIVE COMPENSATION

The following table sets forth the compensation of our executive officers for the years ended December 31, 2008 and 2007, respectively.

Summary Compensation Table

Name and Principal Position	Year Ended December 31,	Salary	Stock Awards (1)	All Other Compensation	Total
Berge Abajian
Chief Executive Officer, President, Principal Accounting Officer	2007 2008	$63,108 $6,242	$50,000 $50,000	$-0- $25,496 (2)	$113,108 $81,738

Scott Wanstrath
Former President	2007 2008	$99,225 $-0-	$250,000 (3) $-0-	$-0- $-0-	$349,225 $-0-

Alfred Sirica (4)
Former Chief Financial Officer	2008	$-0-	$-0-	$-0-	$-0-

Arpi Abajian (5)
Secretary	2008	$-0-	$25,000	$-0- (2)	$25,000
(1)	The amounts shown in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 and 2007, in accordance with FAS 123(R).
(2)	Other compensation was made up of Mr. Abajian’s car expense and health insurance expenses. Included in this amount was approximately $8,670 for Ms. Abajian’s health insurance expenses.
(3)
The Company had agreed to issue 250,000 shares of its common stock pursuant to Mr. Wanstrath’s employment agreement.  The common shares issued were those held by the Company’s CEO. However, subsequent to the year ended December 31, 2007, Mr. Wanstrath gave notice of his resignation and the Company cancelled 200,000 shares as a result of the agreement not being completed to its full term.

(4)
Mr. Sirica agreed to serve as Chief Financial Officer during the time in which the Company was going through the review process of its registration statement.  Subsequent to the registration statement becoming effective, Mr. Sirica resigned and Mr. Abajian agreed to serve as the Principal Accounting Officer.

(5)
On January 8, 2009, the board of directors appointed Ms. Arpi Abajian as the Secretary of the Company.  On January 20, 2008, the Company authorized shares to be issued to its employees as bonus compensation of which Ms. Abajian received 25,000 shares.  The shares were issued during the first two quarters of 2008.

Employment Agreement

Diamond currently does not have any employment agreements in place.  During 2007, Mr. Abajian had executed an employment agreement and an addendum stating the previously executed employment agreement would not take effect until the Company had received private equity financing.  During the first quarter of 2008, Mr. Abajian cancelled the agreement and intends on drafting a new employment agreement after the Company has raised additional capital.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person associated with the Company which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Compensation Committee

We currently do not have a compensation committee on the board of directors.  Until a formal committee is established our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants, and employees, including stock compensation.

Equity Awards

Our sole officer and director was also the founder of Diamond and therefore originally owned a total of 15,000,000 shares of our common stock.  During the first quarter of 2008, Mr. Abajian agreed to cancel 5,000,000 shares owned by him.  As of the date of this filing, he currently owns 10,150,000 shares.  Mr. Abajian was issued 100,000 shares of common stock as compensation for serving on our Board of Directors for the 2007 and 2008 fiscal years.  On February 11, 2009, Mr. Abajian was issued another 50,000 shares of common stock as compensation in advance for serving on our Board of Directors for the upcoming 2009 fiscal year.  None of the shares owned by Mr. Abajian have any registration rights attached to them.

Director Compensation and Other Arrangements

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation	Total
Berge Abajian, Sole Directors	$-0-	$50,000	$-0-	$50,000

Diamond has agreed to issue 50,000 shares per year as compensation to our board of directors and members of our advisory panel.  We anticipate in the future, once additional members are added to the board of directors, that the Company will reimburse all directors for expenses when attending board or committee meetings.

ITEM 12.                                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 23, 2009, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 11,813,100 shares of common stock outstanding as of March 23, 2009.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 23, 2009 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Beneficial Owner, Officer or Director (1)	Number of Shares	Percent Beneficially Owned (2)
Berge Abajian, Chief Executive Officer and Sole Director	10,150,000	85.9%
Arpi Abajian, Secretary	25,000	0.2%
Directors and Officers as a Group	10,175,000	86.1%
(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  The address of each person is in the care of the Company.

(2)
Figures are rounded to the nearest tenth of a percent.  The percentage of beneficial ownership is based on 11,813,100 shares of common stock, which does not include the exercise of any warrants currently held by selling security holders registered in the Registration Statement which became effective in September 2008.

(3)	On January 8, 2009, the board of directors appointed Ms. Arpi Abajian as the Secretary of the Company.

ITEM 13.                                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Diamond receives advances from time to time from its CEO, Berge Abajian based upon cash flow needs.  As of December 31, 2008 and 2007, $394,532 and $90,289 was due to Mr. Abajian, respectively.  Repayment terms have not been established at this point in time but interest expense is being accrued at an average annual market rate of 4.99%.   The amount owed to Mr. Abajian has been classified as a current liability.

In addition during 2007, Diamond hired an information technology company, Advanced Integrated Solutions, Inc. to provide consultation and technical support related to certain software applications and technology infrastructure.  The information technology company is owned by Mr. Hagop Beledankian, who is also a shareholder of the Company but has a total ownership of less than 1%.  Although, Advanced Integrated Solutions is managed by a shareholder of the Company, Diamond believes the terms for the services performed by Advanced Integrated Solutions, were not more favorable than they would have been if performed by an arms-length service provider.  During the year ended December 31, 2007, we issued 100,000 shares to this information technology company in connection with services rendered and for future services to be performed.  At the time of the 100,000 shares being issued, approximately $55,000 was to satisfy previous account payable balances and approximately $45,000 was for future services to be rendered.  As of December 31, 2008, the balance was fully amortized.

ITEM 14.                                PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees for professional services rendered by MSPC, Certified Public Accountants and Advisors, A Professional Corporation for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q for the period ended September 30, 2008 or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 were $57,500 and $22,000, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees by MSPC, Certified Public Accountants and Advisors, A Professional Corporation for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements for the fiscal years 2008 and 2007 were $-0- and $-0-, respectively.

(3) TAX FEES

The aggregate fees by MSPC, Certified Public Accountants and Advisors, A Professional Corporation for professional services rendered by the principal accountant for the fiscal years 2008 and 2007 were $-0- and $-0-, respectively.

(4) ALL OTHER FEES

The aggregate fees by MSPC, Certified Public Accountants and Advisors, A Professional Corporation for products and services provided by the principal accountant for the fiscal years 2008 and 2007 were $-0- and $-0-, respectively.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.
PART IV

ITEM 15.                                EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)	Certificate of Incorporation, dated October 24, 1988		Form S-1/A		3(i)	08/28/08
3(i)(b)	Certificate of Trade Name, dated January 31, 1997		Form S-1/A		3(i)(b)	08/28/08
3(i)(c)	Certificate of Amendment to the Certificate of Incorporation, dated May 31, 2007		Form S-1/A		3(i)(c)	08/28/08
3(ii)	Bylaws of Diamond Information Institute, Inc.		Form S-1/A		3(ii)	08/28/08
10.1	Sample Subscription Agreement for the $25,000 unit offering		Form S-1/A		10.1	08/28/08
23	Consent of MSPC, dated March 23, 2009	X
31	Certification of Berge Abajian pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Berge Abajian pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND INFORMATION INSTITUTE, INC.

By: /s/ Berge Abajian
       Berge Abajian, President

Date: March 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Berge Abajian	President, Treasurer, Director	March 24, 2009
Berge Abajian

/s/ Berger Abajian	Principal Executive Officer & Principal Accounting Officer	March 24, 2009
Berge Abajian

/s/ Arpi Abajian	Secretary	March 24, 2009
Arpi Abajian

DIAMOND INFORMATION INSTITUTE, INC.

INDEX TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
   Diamond Information Institute, Inc.
   Fairfield, New Jersey

We have audited the accompanying balance sheets of Diamond Information Institute, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Information Institute, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Diamond Information Institute, Inc.'s internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey
March 23, 2009

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
BALANCE SHEETS

	December 31,
	2008	2007

Assets:
Current Assets:
Accounts Receivable - Net	$713,194	$692,619
Inventory	1,326,989	1,333,752
Prepaid Expenses	39,138	48,618

Total Current Assets	2,079,321	2,074,989

Property and Equipment – Net	160,983	222,715

Other Assets:
Investment in Unconsolidated Affiliate	5,000	5,000

Total Assets	$2,245,304	$2,302,704

See Notes to Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
BALANCE SHEETS

	December 31,
	2008	2007

Liabilities and Stockholders' Equity:
Current Liabilities:
Cash Overdraft	$7,345	$48,144
Accounts Payable and Accrued Expenses	446,892	389,798
Bank Lines of Credit – Net	910,449	853,621
Current Maturities of Notes Payable	82,015	110,088
Current Maturities of Capital Leases	23,402	19,060
Advances from Stockholder – Net	394,532	90,289
Sales Returns and Allowances Reserve	132,353	24,726
Deferred Tax Liability	--	13,812

Total Current Liabilities	1,996,988	1,549,538

Long-Term Liabilities
Notes Payable	97,270	177,167
Capital Leases	39,092	60,924
Deferred Tax Liability	--	78,672

Total Long-Term Liabilities	136,362	316,763

Commitments and Contingencies	--	--

Stockholders' Equity
Common Stock - $.001 Par Value, 25,000,000 Shares Authorized, 11,643,100 and 18,075,000 Shares Issued and Outstanding as of December 31, 2008 and December 31, 2007, respectively	11,643	18,075
Additional Paid-In Capital	1,599,707	825,175
Accumulated Deficit	(1,499,396)	(392,540)
Deferred Compensation	--	(14,307)

Total Stockholders' Equity	111,954	436,403

Total Liabilities and Stockholders' Equity	$2,245,304	$2,302,704

See Notes to Financial Statements

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007

Sales - Net	$1,385,620	$1,296,585

Cost of Sales (See Note 2)	847,976	1,226,561

Gross Profit	537,644	70,024

Selling Expenses	368,664	392,793

General and Administrative Expenses

Share-Based Compensation	317,500	150,000

Common Stock Issued for Professional Services	450,000	--

Other	495,123	945,549

Total General and Administrative expenses	1,262,623	1,095,549

Total Operating Expenses	1,631,287	1,488,342

Loss from Operations	(1,093,643)	(1,418,318)

Other Income [Expense]

Interest Expense	(103,715)	(121,318)

Other Income	1,369	36,014

Total Other Income [Expense]	(102,346)	(85,304)

Loss Before Income Tax Benefit	(1,195,989)	(1,503,622)

Income Tax Benefit	(89,133)	(331,642)

Net Loss	$(1,106,856)	$(1,171,980)

Net Loss Per Common Share - Basic and Diluted	$(0.09)	$(0.07)

Weighted Average Common Shares Outstanding – Basic and Diluted	12,405,723	17,790,890

See Notes to Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Retained
			Additional	Earnings		Total
	Common Stock		Paid-In	[Accumulated	Deferred	Stockholders'
Description	Shares	Par Value	Capital	Deficit]	Compensation	Equity

Balance as of January 1, 2007	17,250,000	$17,250	$1,000	$779,440		$797,690

Private placement offering of common stock	425,000	425	424,575	-	-	425,000

Shared-based compensation	150,000	150	149,850	-	-	150,000

Issuance of common stock for previously rendered
services or those to be performed	250,000	250	249,750	-	(44,307)	205,693

Amortization of deferred compensation in connection
with services rendered	-	-	-	-	30,000	30,000

Net [Loss]	-	-	-	(1,171,980)	-	(1,171,980)

Balance as of December 31, 2007	18,075,000	18,075	825,175	(392,540)	(14,307)	436,403

Cancellation of common stock outstanding	(7,200,000)	(7,200)	7,200	-	-	-

Shared-based compensation	317,500	317	317,183	-	-	317,500

Amortization of deferred compensation in connection
with services rendered	-	-	-	-	14,307	14,307

Issuance of common stock for professional
services rendered	450,000	450	449,550	-	-	450,000

Private placement offering of common stock	600	1	599	-	-	600

Net [Loss]	-	-	-	(1,106,856)	-	(1,106,856)

Balance as of December 31, 2008	11,643,100	$11,643	$1,599,707	$(1,499,396)	$-	$111,954

See Notes to Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007

Operating Activities
Net Loss	$(1,106,856)	$(1,171,980)
Adjustments to Reconcile Net Loss
to Net Cash Used in Operating Activities:
Sales Returns and Allowance Reserve	107,627	(17,450)
Depreciation and Amortization	61,732	55,020
Share-Based Compensation	317,500	150,000
Services Rendered for Common Stock	450,000	--
Amortization of Deferred Compensation	14,307	30,000
Deferred Tax Benefit	(92,486)	(275,126)
Allowance for Doubtful Accounts	80,407	(36,250)

Changes in Assets and Liabilities
[Increase] Decrease in:
Accounts Receivable	(100,982)	466,234
Inventory	6,763	272
Prepaid Expenses	9,481	(6,425)
Increase [Decrease] in:
Accounts Payable and Accrued Expenses	57,096	183,067
Total Adjustments	911,445	549,342

Net Cash Used in Operating Activities	(195,411)	(622,638)

Investing Activities:
Capital Expenditures	--	(51,542)

Financing Activities:
[Decrease] Increase in Cash Overdraft	(40,800)	48,144
Advances under Bank Lines of Credit - Net	56,828	204,488
Repayments of Notes Payable	(107,970)	(99,678)
Advances from Stockholder - Net	304,243	65,209
Repayments of Capital Leases	(17,490)	(11,450)
Proceeds from Private Placements of Common Stock	600	425,000

Net Cash Provided by Financing Activities	195,411	631,713

Net (Decrease) in Cash	--	(42,467)

Cash - Beginning of Years	--	42,467

Cash - End of Years	$--	$--

See Notes to Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007

Supplemental Disclosures of Cash Flow Information:
Cash Paid during the years for:
Interest	$101,000	$119,000
Income Taxes	$4,000	$2,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
During 2008 and 2007, the Company issued 200,000 and 250,000 shares of common stock to vendors as full settlement for accounts payable balances amounting to $200,000 and $250,000, respectively. These shares were issued as consideration for payment of accounts payable balances and pre-payments for services to be rendered.

During 2007 the Company entered into certain capital leases for the purchase of equipment having an aggregate net present value of $40,000.

See Notes to Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS

[1] Nature of Operations and Basis of Presentation

Nature of Operations - Diamond Information Institute Inc. d/b/a Designs by Bergio [the "Company"] is engaged in the product design, manufacturing, distribution of fine jewelry throughout the United States and is headquartered from its corporate office in Fairfield, New Jersey.  Based on the nature of operations, the Company's sales cycle experiences significant seasonal volatility with the first two quarters of the year representing 15% - 25% of annual sales and the remaining two quarters representing the remaining portion of annual sales.

Basis of Presentation and Liquidity- The accompanying financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. For the years ending December 31, 2008 and 2007, the Company generated a net losses of approximately $1.1 and $1.2 million, respectively. As of December 31, 2008, the Company has funded its working capital requirements primarily through revenue earned, a private placement equity offering and periodic advances from its CEO and principal stockholder. There can be no assurance that the Company will be successful in obtaining financing at the level needed for long-term operations or on terms acceptable to the Company. In addition, there can be no assurance, assuming the Company is successful in expanding commercialization of its product, realizing revenues and obtaining new equity offerings, that the Company will achieve profitability or positive operating cash flow.

Over the next twelve months, the Company’s management intends on sustaining operations through its working capital which, contemplates the liquidation of inventory and the realization of trade accounts receivable in the ordinary course of business at expected levels of sales volume.  It is anticipated, that working capital needs should they arise, may also be supplemented by further advances from the CEO and principal stockholder. Any planned expansion and product commercialization, including future business acquisitions, will require additional capital to be raised through an equity or debt offering which, management intends on pursuing.

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

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies [Continued]

Revenue Recognition - Revenue is recognized upon the shipment of products to customers with the price to the buyer being fixed and determinable and collectability reasonably assured.  The Company maintains a reserve for potential product returns based on historical experience.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased.  The Company did not have any cash equivalents on hand at December 31, 2008 and 2007.

Accounts Receivable – Accounts receivable is generated from sales of fine jewelry to retail outlets throughout the United States. At December 31, 2008 and 2007, accounts receivable were substantially comprised of balances due from retailers.

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible.  The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance.  As of December 31, 2008, an allowance for doubtful accounts of $80,407 has been provided. No allowance was deemed necessary at December 31, 2007.

Inventories - Inventory consists primarily of finished goods and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale.

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

As management's sophistication for use of the accounting software increased, these discrepancies were discovered and corrected through greater specification of the product type in the accounting module and revision of unit costs by comparing to original purchasing documents or physical count of on hand quantities.  These corrective efforts prompted the aforementioned inventory adjustment which is reflected in the Cost of Sales caption of the Statements of Operations.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies [Continued]

Concentrations of Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables.  The Company places its cash with high credit quality financial institutions.  The Company, from time to time, maintains balances in financial institutions beyond the insured amounts.  At December 31, 2008 and 2007, the Company had no cash balances beyond the federally insured amounts.

Concentrations of credit risk with respect to accounts receivable is limited due to the wide variety of customers and markets into which the Company's services are provided, as well as their dispersion across many different geographical areas.  As is characteristic of the Company's business and of the jewelry industry generally, the Company extends its customers seasonal credit terms. The carrying amount of receivables approximates fair value. The Company routinely assesses the financial strength of its customers and believes its credit risk exposure on accounts receivable is limited. Based on management’s review of accounts receivable, an allowance for doubtful accounts has been recorded for the year ending December 31, 2008.  No allowance for doubtful accounts has been deemed necessary for year ending December 31, 2007.  The Company does not require collateral to support these financial instruments.

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

Long-Lived Assets - In accordance with Statement of Financial Accounting Standards ["SFAS"] No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived tangible assets subject to depreciation or amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets exceed their fair value as determined by an estimate of undiscounted future cash flows.

Losses on assets held for disposal are recognized when management has approved and committed to a plan to dispose of the assets, and the assets are available for disposal.

Fair Value of Financial Instruments - Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet.  The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.  In assessing the fair value of these financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies [Continued]

existing at that time.  For certain instruments, including the cash overdraft, accounts receivable, accounts payable and accrued expenses, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity.  The fair value of property and equipment is estimated to approximate their net book value.  The fair value of debt obligations as recorded approximates their fair values due to the variable rate of interest associated with these underlying obligations.

Investments in Unconsolidated Affiliates - Investments in unconsolidated affiliates, in which the Company owns less than 20% or otherwise does not exercise significant influence, are stated at cost.  At December 31, 2008 and 2007, the Company had an investment in which the Company owned less than 1% interest in an unconsolidated affiliate and therefore the investment is carried at cost.

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

The Company applies the fair value provisions of SFAS No. 123(R), to issuances of non-employee equity instruments at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Advertising and Promotional Costs - Advertising and promotional costs are expensed as incurred and are recorded as part of Selling Expenses in the Statement of Operations.  The total cost for the years ended December 31, 2008 and 2007 was approximately $46,000 and $151,000, respectively.

During the year, the Company prepays costs associated with trade shows which, are recorded as Prepaid Expenses in the Balance Sheet and are charged to the Statement of Operations upon the trade shows being conducted.  At December 31, 2008 and 2007, approximately $39,000 and $49,000, respectively of prepaid trade show expenses have been recorded.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies [Continued]

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

Basic and Diluted Loss Per Share - Basic earnings per share includes no dilution and is computed by dividing earnings  available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could occur through the effect of common shares issuable upon the exercise of stock options, warrants and convertible securities.  At December 31, 2008 and 2007, 575,000 and 425,000 potential common shares issuable under Class A purchase warrants have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.  These Class A purchase warrants may have a dilutive effect in future periods. .

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS

[3] Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations." SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements and believe it could have a significant impact if business combinations are consummated.  However, the effect of which is indeterminable as of December 31, 2008.

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

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS

[4] Property and Equipment

Property and equipment and accumulated depreciation and amortization are as follows:

	December 31,	December 31,
	2008	2007

Selling Equipment	$56,000	$56,000
Office and Equipment	242,271	242,271
Leasehold Improvements	7,781	7,781
Furniture and Fixtures	18,487	18,487

Total – At Cost	324,539	324,539
Less: Accumulated Depreciation and Amortization	163,556	101,824

Property and Equipment - Net	$160,983	$222,715

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was approximately $62,000 and $55,000, respectively.

[5] Notes Payable

	December 31,	December 31,
	2008	2007

Notes payable due in equal monthly installments, over 36 months, maturing through May 2009 at interest rates of 7.25%. The notes are collateralized by the assets of the Company.	$20,965	$70,833

Notes payable due in equal monthly installments, over 60 months, maturing through May 2011 at interest rates of 7.60%. The notes are collateralized by the assets of the Company.	158,320	216,422

Total	179,285	287,255
Less: Current Maturities Included in Current Liabilities	82,015	110,088

Total Long-Term Portion of Debt	$97,270	$177,167

Maturities of long-term debt are as follows:

Years ended
December 31,
2009	$82,015
2010	67,529
2011	29,741

Total	$179,285

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS

[6] Bank Lines of Credit

During 2007, the Company refinanced its existing credit facilities and notes payable with various other financial institutions.  A summary of these credit facilities is as follows:

	December 31,	December 31,
	2008	2007

Credit Line of $700,000, minimum payment of interest only is due monthly at the bank's prime rate plus .75%. At December 31, 2008 and 2007, the interest rate was 4.00% and 8.00%, respectively. The Credit Line renews annually in May 2009 and is collateralized by the assets of the Company.	$699,999	$699,999

Credit Line of $55,000, minimum payment of interest only is due monthly at the bank's prime rate plus .75%. At December 31, 2008 and 2007, the interest rate was 4.00% and 8.00%, respectively. The Credit Line renews annually in July 2009 and is collateralized by the assets of the Company.	45,793	48,293

Various unsecured Credit Cards of $178,700 and $250,000, minimum payment of principal and interest are due monthly at the credit card's annual interest rate. At December 31, 2008 and 2007, the interest rates ranged from 4.74% to 13.99% and 8.24% to 29.49%, respectively.	164,657	105,329

Total Bank Lines of Credit	$910,449	$853,621
The Company's CEO and majority shareholder also serves as a guarantor of the Company's debt.

The Company had approximately $9,000 and $7,000 available under the various credit facilities (not including credit cards) at December 31, 2008 and 2007, respectively.

[7] Equipment Held Under Capital Leases

The Company's equipment held under the capital lease obligations as of December 31, 2008 and  2007 is summarized as follows:

	December 31,	December 31,
	2008	2007

Showroom Equipment	$96,000	$96,000
Less: Accumulated Amortization	35,733	16,533

Equipment Held under Capitalized Lease Obligations - Net	$60,267	$79,467

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS

[7] Equipment Held Under Capital Leases [Continued]

Amortization related to the equipment held under capital leases for the years ended December 31, 2008 and 2007 was approximately $19,000 and $17,000, respectively.

As of December 31, 2008 the future minimum lease payments under the capital leases are as follows:

2009	$26,432
2010	26,432
2011	18,451

Total	71,315
Less: Amount Representing Imputed Interest	8,821

Present Value of Net Minimum Capital Lease Payments	62,494
Less: Current Portion of Capitalized Lease Obligations	23,402

Non Current Portion of Capitalized Lease Obligations	$39,092

Interest expense related to capital leases for the years ended December 31, 2008 and 2007 was approximately $7,000 and $4,000, respectively.

[8] Income Taxes

The income tax [benefit] provision is as follows:

	Year Ended
	December 31,
	2008	2007
Current:
Federal	$-	$-
State	3,353	2,117

Totals	3,353	2,117

Deferred:
Federal	(78,672)	(222,506)
State	(13,814)	(111,253)

Totals	(92,486)	(333,759)

Totals	$(89,133)	$(331,642)

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS

[8] Income Taxes [Continued]

Deferred income tax assets [liabilities] are as follows:

	December 31,	December 31,
	2008	2007

Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$590,514	$301,900
Allowance for Doubtful Accounts	32,115	--
Allowance for Sales Returns	52,862	--
Differences in Income Tax to Financial Reporting Accounting Method	--	88,316
Totals	675,491	390,216

Deferred Income Tax Liabilities:
Property and Equipment Differences in Income Tax to Financial Reporting Accounting Method	$(25,546 --)	$(14,388 (468,312	) )
Election to Change from Cash to Accrual Basis of Income Tax Accounting	(374,879)	--
Totals	(400,425)	(482,700)
Gross Deferred Tax Asset [Liability]	275,066	(92,484)

Valuation Allowance for Deferred Taxes	(275,066)	--
Net Deferred Tax Asset [Liability]	$--	$(92,484)

Reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	2008	2007

U.S. statutory rate	(34%)	(34%)
State income taxes – net of federal benefit	6%	6%
Change in valuation allowance and other	21%	6%
Effective rate	(7%)	(22%)

Effective with the 2008 tax year, management voluntarily elected a change in its method of tax accounting to the accrual basis as required by Section 481 of the Internal Revenue Code (the "IRC").  In management's opinion, based on provisions of the IRC, a voluntary election to the accrual basis of tax reporting should not subject the Company to tax examinations for previous years that income tax returns have been filed and prompt an uncertain tax position in accordance with the Financial Accounting Standards Board Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes.  As a result, no contingent liability has been recorded for the anticipated change in tax reporting.  Further, the resulting tax liability from the change in tax accounting method will be reduced by operating losses previously incurred.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS

[8] Income Taxes [Continued]

At December 31, 2008, the Company had approximately $1,482,000 of federal net operating tax loss carryforwards expiring at various dates through 2028.  The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time and the conversion of warrants, options or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

Based upon the net losses historically incurred and, the prospective global economic conditions, management believes that it is not more likely than not that the deferred tax asset will be realized and has provided a valuation allowance of 100% of the deferred tax asset.

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

Subsequent to the forward stock splits, the Company's founder and CEO transferred a total of 2,250,000 shares to the Company's President and an Advisory Panel member.  Upon resignation of the Company’s President and Advisory Panel Member in late 2007, the Company cancelled 2,200,000 of the shares previously issued to those individuals along with, 5,000,000 shares held by the CEO and principal stockholder.  These shares were cancelled in February 2008.

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

Through the aforementioned period, the Company issued 17 units or 425,000 shares resulting in total cash proceeds of $425,000.  Through December 31, 2008, no "Class A" purchase warrants were exercised by the investors.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS

[9] Stockholders' Equity [Continued]

Debt Conversions - In April 2007, the Company entered into a Debt Conversion Agreement (the "Agreement") and issued 100,000 shares of common stock at $1 per share to a vendor as full satisfaction for accounts payable previously due and future services to be rendered.  Of the total $100,000 of common stock issued, $55,000 was to satisfy previous account payable balances and $45,000 was issued as consideration for future services to be rendered and is reflected in the Deferred Compensation caption of the stockholders' equity section of the Balance Sheet, of which approximately $14,000 and $31,000, respectively was expensed in 2008 and 2007. The shares have a one year restriction from sale or offering.

In June 2007, the Company entered into a Debt Conversion Agreement (the "Agreement") and issued 150,000 shares of common stock at a fair market value of $1 per share to a vendor as full satisfaction of an accounts payable balance of $150,000.  The shares have a one year restriction from sale or offering and the Agreement allows for the vendor to purchase for a period of 60 months from the date of closing of this Agreement 150,000 shares of common stock under "Class A" purchase warrants at $1.50 per share.  Through December 31, 2008, no "Class A" purchase warrants were exercised by the vendor.

Of the total 250,000 shares issued in connection with debt conversions and future services to be rendered, 205,000 shares of common stock valued at $1 per share or $205,000 were in full satisfaction of prior debts outstanding while, 45,000 shares of common stock valued at $1 or $45,000 were issued in connection with future services to be rendered.  As of December 31, 2007, approximately $14,000 of Deferred Compensation remained unamortized in connection with the 45,000 shares previously issued.  At December 31, 2008, the balance was fully amortized.

Restricted Share Issuances - During 2007, the Board of Directors ratified issuance of 50,000 restricted shares of common stock to the Company's CEO, also serving as a director, as compensation for services rendered through December 31, 2007.  The Board of Directors also ratified issuance of a total of 100,000 restricted shares of common stock to two of the Company's Advisory Panel Members as compensation for services rendered from January through December of 2007.

For the year ended December 31, 2007, the Company valued their shares based on recent stock transaction, and recorded $150,000 of stock based compensation expense which is reflected as part of General and Administrative expenses in the Statement of Operations.

In January 2008, two Advisory Panel members and a Board of Director member received restricted common stock for services to be rendered throughout 2008.  The two Advisory Panel members received 50,000 and 100,000 shares, respectively, with a fair value of $1.00 per share or $150,000 while the Board of Director member received 50,000 shares with a fair value of $1.00 per share or $50,000.  For the year ended December 31, 2008, $200,000 was charged to the Statement of Operations as Share-based Compensation expense.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS

[9] Stockholders' Equity [Continued]

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

For the year ended December 31, 2008, the Company issued to its SEC counsel, 450,000 shares of restricted common stock with a fair value of $1.00 per share or $450,000 for services previously rendered in connection with the effective filing of Form S-1 with the SEC.

[10] Related Party Transactions

The Company receives periodic advances from its principal stockholder based upon the Company's cash flow needs.  At December 31, 2008 and 2007, $394,532 and $90,289, respectively was due to the shareholder.  Interest expense is accrued at an average annual market rate of interest which was 4.99% at December 31, 2008.  No terms for repayment have been established.  As a result, the amount is classified as a Current Liability.

In 2007, the Company hired an information technology company to provide consultation and technical support related to certain software applications and technology infrastructure.  The information technology company is also a shareholder of the Company with a total ownership interest of less than 1%.  During 2007, common stock issued to this information technology company in connection with services rendered or, to be performed in future periods totaled $100,000 or 100,000 shares of common stock with a fair value of $1 per share. Of the total, $45,000 related to future services and was recorded as deferred compensation.  See “Debt Conversions” Note 9.

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

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS

[11] Commitment and Contingencies [Continued]

Aggregate minimum annual rental payments under non-cancelable operating leases are as follows:

Years ended
December 31,
2009	$21,400
2010	14,800
2011	600

Total	$36,800

Rent expense for the Company's operating leases for the years ended December 31, 2008 and 2007 was approximately $23,000 and $26,000, respectively.

Litigation - The Company, in the normal course of business, is involved in certain legal matters for which it carries insurance, subject to certain exclusions and deductibles.  As of December 31, 2008 and through the date of issuance of these financial statements, there was no asserted or unasserted litigation, claims or assessments warranting recognition and/or disclosure in the financial statements.

[12] Subsequent Events

In January 2009, the Company issued to its SEC counsel 100,000 shares of restricted common stock with a fair value of $1.00 per share for services previously rendered in connection with the effective filing of Form 15c-211 and submittal to FINRA through a market maker, which was completed in January 2009.

In February 2009, the Company issued to its CEO 50,000 shares of restricted common stock with a fair value of $1.00 per share for services as a Board of Directors member throughout 2009.

In February 2009, the Company issued to its SEC counsel 20,000 shares of restricted common stock with a fair value of $1.00 per share for legal services to be provided regarding the Company’s SEC filings for the 2009 reporting year.