Form 10-Q
period 2009-03-31
Diamond Information Institute
filed 2009-05-15
CIK 1429859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(973) 227-3230

(Registrant’s telephone number, including area code)

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
Yes ☒    No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     No 

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
Yes     No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 1, 2009, was 11,863,100 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
BALANCE SHEETS

	March 31,	December 31,
	2009	2008*
	(Unaudited)

Assets:
Current Assets:
Accounts Receivable - Net	$407,832	$713,194
Inventory	1,299,774	1,326,989
Prepaid Expenses	16,140	39,138

Total Current Assets	1,723,746	2,079,321

Property and Equipment – Net	187,005	160,983

Other Assets:
Investment in Unconsolidated Affiliate	5,000	5,000

Total Assets	$1,915,751	$2,245,304

*Derived from audited financial statements for the year ended December 31, 2008 (See Form 10-K Annual Report filed on March 26, 2009 with the Securities and Exchange Commission).

See Notes to Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
BALANCE SHEETS

	March 31,	December 31,
	2009	2008*
	(Unaudited)

Liabilities and Stockholders' (Deficit) Equity:
Current Liabilities:
Cash Overdraft	$16,994	$7,345
Accounts Payable and Accrued Expenses	300,035	446,892
Bank Lines of Credit – Net	884,192	910,449
Current Maturities of Notes Payable	85,746	82,015
Current Maturities of Capital Leases	20,704	23,402
Advances from Stockholder – Net	383,890	394,532
Sales Returns and Allowances Reserve	72,544	132,353

Total Current Liabilities	1,764,105	1,996,988

Long-Term Liabilities
Notes Payable	159,659	97,270
Capital Leases	34,489	39,092

Total Long-Term Liabilities	194,148	136,362

Commitments and Contingencies	--	--

Stockholders' (Deficit) Equity
Common Stock - $.001 Par Value, 25,000,000 Shares Authorized, 11,813,100 and 11,643,100 Shares Issued and Outstanding as of March 31, 2009 and December 31, 2008, respectively	11,813	11,643
Additional Paid-In Capital	1,646,537	1,599,707
Accumulated Deficit	(1,700,852)	(1,499,396)

Total Stockholders' (Deficit) Equity	(42,502)	111,954

Total Liabilities and Stockholders' (Deficit) Equity	$1,915,751	$2,245,304

*Derived from audited financial statements for the year ended December 31, 2008 (See Form 10-K Annual Report filed on March 26, 2009 with the Securities and Exchange Commission).

See Notes to Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2009	2008

Sales - Net	$190,726	$280,164

Cost of Sales	180,272	135,113

Gross Profit	10,454	145,051

Selling Expenses	48,270	63,024

General and Administrative Expenses

Share-Based Compensation	5,000	183,750

Common Stock Issued for Professional Services	42,000	150,000

Other	95,759	137,938

Total General and Administrative expenses	142,759	471,688

Total Operating Expenses	191,029	534,712

Loss from Operations	(180,575)	(389,661)

Other Income [Expense]

Interest Expense	(21,519)	(33,146)

Other Income	1,158	540

Total Other Income [Expense]	(20,361)	(32,606)

Loss Before Income Tax Provision [Benefit]	(200,936)	(422,267)

Income Tax Provision [Benefit]	520	(61,548)

Net Loss	$(201,456)	$(360,719)

Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Common Shares Outstanding – Basic and Diluted	11,745,656	15,154,721
See Notes to Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2009	2008

Operating Activities
Net Loss	$(201,456)	$(360,719)
Adjustments to Reconcile Net Loss
to Net Cash Provided by (Used in) Operating Activities:
Sales Returns and Allowance Reserve	(59,809)	(13,386)
Depreciation and Amortization	16,014	15,433
Share-Based Compensation	5,000	183,750
Services Rendered for Common Stock	42,000	150,000
Amortization of Deferred Compensation	--	14,307
Deferred Tax Benefit	--	(66,213)
Allowance for Doubtful Accounts	6,000	--

Changes in Assets and Liabilities
[Increase] Decrease in:
Accounts Receivable	299,362	162,797
Inventory	27,215	(16,731)
Prepaid Expenses	22,998	30,520
Increase [Decrease] in:
Accounts Payable and Accrued Expenses	(146,857)	(183,472)
Total Adjustments	211,923	277,005

Net Cash Provided by (Used in) Operating Activities	10,467	(83,714)

Investing Activities:
Capital Expenditures	(42,036)	--

Financing Activities:
Increase in Cash Overdraft	9,649	28,090
Repayments (to) Advances from Bank Lines of Credit - Net	(26,257)	42,455
Proceeds from Note Payable	100,000	--
Repayments of Notes Payable	(33,880)	(30,795)
Advances (to) from Stockholder -- Net	(10,642)	48,329
Repayments of Capital Leases	(7,301)	(4,565)
Proceeds from Private Placements of Common Stock	--	200

Net Cash Provided by Financing Activities	31,569	83,714

Net Change in Cash	--	--

Cash - Beginning of Periods	--	--

Cash - End of Periods	$--	$--

See Notes to Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2009	2008

Supplemental Disclosures of Cash Flow Information:
Cash Paid during the years for:
Interest	$22,000	$34,000
Income Taxes	$1,000	$5,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
During 2008, the Company issued 200,000 shares of common stock to vendors as full settlement for accounts payable balances amounting to $200,000. These shares were issued as consideration for payment of accounts payable balances and pre-payments for services to be rendered.

See Notes to Financial Statements.

[1] Nature of Operations, Basis of Presentation and Liquidity

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

Basis of Presentation - Our accounting policies are set forth in Note 2 of our audited consolidated financial statements included in the Diamond Information Institute, Inc. 2008 Form 10-K.

The accompanying unaudited interim financial statements as of March 31, 2009, and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

Liquidity - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. For the three months ending March 31, 2009 and 2008, the Company generated net losses of approximately $200,000 and $360,000, respectively. As of March 31, 2009, the Company has funded its working capital requirements primarily through revenue earned, a private placement equity offering and periodic advances from its CEO and principal stockholder.  There can be no assurance that the Company will be successful in obtaining financing at the level needed for long-term operations or on terms acceptable to the Company. In addition, there can be no assurance, assuming the Company is successful in expanding commercialization of its product, realizing revenues and obtaining new equity offerings, that the Company will achieve profitability or positive operating cash flow.

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

[2] Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements. In accordance with FSP No. 157-2, Effective Date of FASB Statement
No. 157 (FSP 157-2), for all other non-financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3), that clarifies the application of SFAS 157 for financial assets in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

On January 1, 2009, in accordance with FSP 157-2, we adopted the provisions of SFAS 157 on a prospective basis for our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. SFAS 157 requires that we determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy established in SFAS 157 and describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 inputs which include quoted prices in active markets for identical assets or liabilities;

Level 2 inputs which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and

Level 3 inputs which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability.  Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

The adoption of SFAS 157 had no effect on our net income for the three months ended March 31, 2009 and 2008 as the Company has no assets or liabilities classified as financial assets or liabilities as defined in accordance with SFAS 157.

In addition, the adoption of SFAS 157 for our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis had no effect on our net income for the three months ended March 31, 2009.

[3] Recently Issued Accounting Standards

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company will comply with the additional disclosure requirements beginning in the second quarter of 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value cannot be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the first quarter of 2009.

[4] Notes Payable

	March 31,	December 31,
	2009	2008
	(Unaudited)
Notes payable due in equal monthly installments, over 36 months, maturing through May 2009 at interest rates of 7.25%. The notes are collateralized by the assets of the Company.	$8,333	$20,965

Notes payable due in equal monthly installments, over 60 months, maturing through May 2011 at interest rates of 7.60%. The notes are collateralized by the assets of the Company.	143,039	158,320

Notes payable due in equal monthly installments, over 60 months, maturing through December 2013 at interest rates of 9.47%. The notes are collateralized by the assets of the Company.	94,033	--

Total	245,405	179,285
Less: Current Maturities Included in Current Liabilities	85,746	82,015

Total Long-Term Portion of Debt	$159,659	$97,270

As of March 31, 2009, maturities of long-term debt are as follows:

2010	$85,746
2011	87,144
2012	32,161
2013	22,213
2014	18,141

Total	$245,405

[5] Bank Lines of Credit

A summary of these credit facilities is as follows:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Credit Line of $700,000, minimum payment of interest only is due monthly at the bank's prime rate plus .75%. At December 31, 2008 and 2007, the interest rate was 4.00% and 8.00%, respectively. The Credit Line renews annually in May 2009 and is collateralized by the assets of the Company.	$699,999	$699,999

Credit Line of $55,000, minimum payment of interest only is due monthly at the bank's prime rate plus .75%. At December 31, 2008 and 2007, the interest rate was 4.00% and 8.00%, respectively. The Credit Line renews annually in July 2009 and is collateralized by the assets of the Company.	44,927	45,793

Various unsecured Credit Cards of $165,600 and $178,700, minimum payment of principal and interest are due monthly at the credit card's annual interest rate. At March 31, 2009 and December 31, 2008, the interest rates ranged from 4.74% to 10.99% and 4.74% to 13.99%, respectively.	139,266	164,656

Total Bank Lines of Credit	$884,192	$910,449

The Company's CEO and majority shareholder also serves as a guarantor of the Company's debt.

The Company had approximately $10,000 and $9,000 available under the various credit facilities (not including credit cards) at March 31, 2009 and December 31, 2008, respectively.

[6] Equipment Held Under Capital Leases

The Company's equipment held under the capital lease obligations is summarized as follows:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Showroom Equipment	$96,000	$96,000
Less: Accumulated Amortization	40,533	35,733

Equipment Held under Capitalized Lease Obligations - Net	$55,467	$60,267

[6] Equipment Held Under Capital Leases [Continued]

Amortization related to the equipment held under capital leases for the three months ended March 31, 2009 and 2008 was approximately $5,000 each period.

As of March 31, 2009, the future minimum lease payments under the capital leases are as follows:

2009	$26,432
2010	26,432
2011	10,796

Total	63,660
Less: Amount Representing Imputed Interest	8,467

Present Value of Net Minimum Capital Lease Payments	55,193
Less: Current Portion of Capitalized Lease Obligations	20,704

Non Current Portion of Capitalized Lease Obligations	$34,489

Interest expense related to capital leases for the three months ended March 31, 2009 and 2008 was approximately $2,000 each period.

[7] Income Taxes

The income tax provision [benefit] is as follows:

	Three Months Ended
	March 31,
	2009	2008
Current:	(Unaudited)	(Unaudited)
Federal	$--	$--
State	520	4,666

Totals	520	4,666

Deferred:
Federal	--	(59,484)
State	--	(6,730)

Totals	--	(66,214)

Totals	$520	$(61,548)

[7] Income Taxes [Continued]

Deferred income tax assets [liabilities] are as follows:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$657,038	$590,514
Allowance for Doubtful Accounts	34,511	32,115
Allowance for Sales Returns	28,974	52,862
Totals	720,523	675,491

Deferred Income Tax Liabilities:
Property and Equipment	$(23,475)	$(25,546)
Election to Change from Cash to Accrual Basis of Income Tax Accounting	(343,638)	(374,879)
Totals	(367,113)	(400,425)
Gross Deferred Tax Asset	353,410	275,066

Valuation Allowance for Deferred Taxes	(353,410)	(275,066)
Net Deferred Tax Asset [Liability]	$--	$--

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

[8] Stockholders' (Deficit) Equity

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

Restricted Share Issuances - In January 2008, two Advisory Panel members and a Board of Director member received restricted common stock for services to be rendered throughout 2008.  The two Advisory Panel members received 50,000 and 100,000 shares, respectively, with a fair value of $1.00 per share or $150,000 while the Board of Director member received 50,000 shares with a fair value of $1.00 per share or $50,000.  For the year ended December 31, 2008, $200,000 was charged to the Statement of Operations as Share-based Compensation expense.

Also in January 2008, the Company issued 117,500 shares of restricted common stock with a fair value of $1.00 per share or $117,500 to employees.  Shares issued in connection with the Board of Director consent, were dispersed ratably over the first two quarters of 2008 as authorized in the consent.

Additionally, in January and February 2008, the Company sold 600 shares of common stock at $1.00 per share to individual investees.  As of March 31, 2008, $400 of the total $600 was reflected as a stock subscription receivable.

[8] Stockholders' (Deficit) Equity [Continued]

Finally, in February 2008, certain stockholders of the Company with significant ownership, cancelled shares they owned for no consideration.  The share cancellation totaled 7,200,000 of shares previously outstanding.

For the year ended December 31, 2008, the Company issued to its SEC counsel, 450,000 shares of restricted common stock with a fair value of $1.00 per share or $450,000 for services in connection with the effective filing of Form S-1 with the SEC.

In January 2009, the Company agreed to issue its SEC counsel, 100,000 shares of restricted common stock with a fair value of $0.40 per share or $40,000 for services in connection with the effective filing of Form 15c-211 and submittal to FINRA through a market maker.

In February 2009, the Company issued to its CEO 50,000 shares of restricted common stock with a fair value of $0.40 per share or $20,000 for services as a Board of Directors member throughout 2009.  Of the $20,000, $5,000 was charged to the Statement of Operations and captioned as Share-Based Compensation for the three months ended March 31, 2009.

In February 2009, the Company to issue its SEC counsel 20,000 shares of restricted common stock with a fair value of $0.40 per share or $8,000 for legal services to be provided for and earned ratably totaling $2,000 per quarter related to the Company’s SEC filings for the 2009 reporting year.

[9] Related Party Transactions

The Company receives periodic advances from its principal stockholder based upon the Company's cash flow needs.  At March 31, 2009 and December 31, 2008, $383,890 and $394,532, respectively was due to the shareholder.  Interest expense is accrued at an average annual market rate of interest which was 3.76% and 4.99% at March 31, 2009 and December 31, 2008, respectively.  No terms for repayment have been established.  As a result, the amount is classified as a Current Liability.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see Item 1A. Risk Factors in this document and in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Diamond intends to acquire, design and manufacturing firms throughout the United States and Europe.  If and when Diamond pursues any potential acquisition candidates, it intends to target the top 10% of the world’s jewelry manufactures that have already created an identity and brand in the jewelry industry.  Diamond intends to locate potential candidates through its relationships in the industry and expects to structure the acquisition through the payment of cash, which will most likely be provided from third party financing, as well as Diamond’s common stock and not cash generated from Diamond’s operations.  In the event, Diamond obtains financing from third parties for any potential acquisitions; Diamond may agree to issue Diamond’s common stock in exchange for the capital received.  However, as of the date of this periodic report Diamond does not have any binding agreements with any potential acquisition candidates or arrangements with any third parties for financing.

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

Result of Operations for the Three Months Ended March 31, 2009 and 2008

The following income and operating expenses tables summarize selected items from the statement of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

INCOME:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Sales	$190,726	$280,164

Cost of Sales	180,272	135,113

Gross Profit	$10,454	$145,051

Gross Profit Percentage of Revenue	5%	52%

Sales

Sales for the three months ended March 31, 2009 were $190,726 compared to $280,164 for the three months ended March 31, 2008.  This resulted in a decrease of $89,438 or 32% from the comparable period of 2009 to 2008.  Due to the tough economic conditions we increased our sales discounts to partner with our customers during the three months ended March 31, 2009.  Aggregate sales discounts in the three months ended March 31, 2009 and 2008 totaled approximately $75,000 and $14,000.  We decided to offer increased sales discounts to move product and increase our liquidity.  We anticipate sales discounts and gross profits to return to historical levels in the near term.

Typically, revenues experience significant seasonal volatility in the jewelry industry.  The first two quarters of any given year typically represent approximately 15%-25% of total year revenues, based on historic results.  The holiday buying season during the last two quarters of every year typically account for the remainder of annual sales.

Cost of Sales

Cost of sales for the three months ended March 31, 2009 was $180,272 an increase of $45,159, or 33%, from $135,113 for the three months ended March 31, 2008.  Our cost of sales were higher due to selling higher commodity priced products.

Gross Profit:

During the three months ended March 31, 2009, we experienced a gross profit as a percentage of revenue of 5%, compared to a gross profit as a percentage of revenue of 52% for the three months ended March 31, 2008.  Our decreased gross profit during the year of 2009 was a result of increased sales discounts to partner with our customers during this tough economic condition and selling product at reduced margins due to purchases of raw materials particularly gold, at an increase cost.

OPERATING EXPENSES:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Selling Expenses	$48,270	$63,024

Total General and Administrative Expenses	142,759	471,688

Total Operating Expenses	$191,029	$534,712

Net Loss	$(201,456)	$(360,719)

Selling Expenses

Total selling expenses were $48,270 for the three months ended March 31, 2009, which was approximately a 23% decrease from $63,024 for the three months ended March 31, 2008.  Selling expenses include advertising, trade show expenses and selling commissions.  The decrease in selling expenses during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 is a result of decreased advertising and travel expenses under our cost saving programs.

General and Administrative Expenses

General and administrative expenses were $142,759 for the three months ended March 31, 2009 versus $471,688 for the three months ended March 31, 2008.  The decrease in general and administrative expenses in 2009 is due primarily to a decrease in non-cash charges related to stock-based compensation of approximately $287,000.

Loss from Operations

During the three months ended March 31, 2009, we had a loss from operations totaling $180,575 versus $389,661 for the same period in 2008, of approximately 54%.

Other (Expense) / Income

Other (Expense) / Income of $(20,361) and $(32,606) for the three months ended March 31, 2009 and 2008 is comprised primarily of interest incurred on bank lines of credit, corporate credit cards, term loans and capital leases in connection with operations related to manufacturing and indirect operating expenses offset by miscellaneous income.  We attribute the decrease in our other (expense) / income during the three months ended March 31, 2009 when compared to the three months ended March 31, 2008 as a result of a reduction in interest expense of approximately $12,000. Interest expense in 2009 primarily decreased due to lower interest rates on lines of credit and credit cards.

Income Tax (Benefit) Provision

We reported an income tax provision of $520 for the three months ended March 31, 2009 as compared to an income tax benefit of $61,548 for the three months ended March 31, 2008.  In 2009, we recorded a full valuation allowance against our deferred tax assets as we believe it is not more likely than not they will be utilized.

Net Loss

We incurred a net loss of $201,456 for the three months ended March 31, 2009 versus a net loss of $360,719 for the three months ended March 31, 2008.  This was a decrease of $159,263, or 44%, in our net loss for the comparable period.

Liquidity and Capital Resources

The following table summarizes working capital at March 31, 2009 compared to December 31, 2008.

	March 31,	December 31,	Increase / (Decrease)
	2009	2008	$

Current Assets	$1,723,746	$2,079,321	$(355,575)

Current Liabilities	1,764,105	1,996,988	(232,883)

Working Capital	$(40,359)	$82,333	$(122,692)

As of March 31, 2009, we had a cash overdraft of $16,994, compared to a cash overdraft of $7,345 at December 31, 2008.  It is anticipated that we will need to sell additional equity or debt securities or obtain credit facilities from financial institutions to meet our long-term liquidity and capital requirements, which include strategic growth through mergers and acquisitions.  There is no assurance that we will be able to obtain additional capital or financing in amounts or on terms acceptable to us, if at all or on a timely basis.

Accounts receivable at March 31, 2009 was $407,832 and $713,194 at December 31, 2008, representing a decrease of 43%.  We typically offer our customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased.  When setting terms with our customers, we also consider the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations.

Inventory at March 31, 2009 was $1,299,774 and $1,326,989 at December 31, 2008. Our management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume.  We historically have not have an inventory reserve for slow moving or obsolete products due to the nature of our inventory of precious metals and stones, which are commodity-type raw materials and rise in value based on quoted market prices established in actively traded markets.  This allows us to resell or recast these materials into new products and/or designs as the market changes.

Accounts payable and accrued expenses at March 31, 2009 were $300,035 compared to $446,892 at December 31, 2008, which represents a 33% decrease.  The reduction is due to vendor payments and keeping inventory at manageable levels.

Bank Lines of Credit and Notes Payable

Our indebtedness is comprised of various bank credit lines, term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.  As of March 31, 2009, we had three outstanding term loans.  One of our loans is for $150,000 with Columbia Bank, which is payable in monthly installments and matures in May of 2009.  The note bears an annual interest rate of 7.25% and as of March 31, 2009, there was an outstanding balance of $8,333.  We also have a $300,000 term loan with JPMorgan Chase, which is payable in monthly installments and matures in May 2011.  The note bears an annual interest rate of 7.60% and as of March 31, 2009 there was an outstanding balance of $143,039.  We also have a $100,000 term loan with Leaf Financial Corporation, which is payable in monthly installments and matures in December 2013.  The note bears an annual interest rate of 9.47% and as of March 31, 2009 there was an outstanding balance of $94,033.  All of these notes are collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian.

In addition to the notes payable, we utilize bank lines of credit to support working capital needs.  As of March 31, 2009, we had two lines of credit.  One bank line of credit is for $700,000 with Columbia Bank and requires minimum monthly payment of interest only.  The interest is calculated at the bank’s prime rate plus 0.75%.  As of March 31, 2009, we had an outstanding balance of $699,999 at an effective annual interest rate of 4.00%.  Additionally, we have a bank line of credit of $55,000 with JPMorgan Chase Bank, which also requires a monthly payment of interest only.  The interest rate is calculated at the bank’s prime rate plus 0.75%.  As of March 31, 2009, we had an outstanding balance of $44,927 at an effective annual interest rate of 4.00%.  Each credit line renews annually and is collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian.

In addition to the bank lines of credit and term loans, we have a number of various unsecured credit cards.  These credit cards require minimal monthly payments of interest only and as of March 31, 2009 have interest rates ranging from 4.74% to 10.99%.  As of March 31, 2009, we have outstanding balances of $139,266.

Satisfaction of our cash obligations for the next 12 months.

For the three months ended March 31, 2009 and the year ended March 31, 2008, we have incurred net losses of approximately $200,000 and $361,000, respectively. We have funded our working capital needs primarily from revenues, a private placement equity offering and advances from our CEO and principal stockholder. Our plan is to acquire design and manufacturing companies throughout the United States and Europe. If and when we pursue any potential business acquisitions, we intend to target the top 10% of the world’s jewelry manufacturers that have already created an identity and brand in the jewelry business. We plan to fund these potential business acquisitions from additional equity and/or debt financing, and joint venture partnerships.  However, we have no binding agreements or understandings with any potential acquisition targets. There is no assurance that we will be able to obtain additional capital in the amount or, on terms acceptable to us, in the required timeframe.

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

Accounts Receivable.  Management periodically performs a detailed review of amounts due from customers to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Management has provided an allowance for doubtful accounts of approximately $86,000 at March 31, 2009.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

This item in not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures.

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

Item 1A.        Risk Factors.

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

Diamond has and expects to continue to have substantial capital expenditure and working capital needs.  For the three months ended March 31, 2009 and 2008, Diamond had sales of $190,726 and $280,164, respectively and net loss of $201,456 and $360,719, respectively.  While management believes that its financial policies have been prudent, the Company will be reliant on future potential equity and/or debt raises to expand its current business and assist in any future acquisitions, if and when those opportunities occur.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

On February 12, 2009, the transfer agent issued 50,000 shares of our common stock to Berge Abajian in error.  The 50,000 shares have been cancelled.

On February 17, 2009, we issued 100,000 shares of our common stock to Stoecklein Law Group pursuant to its retainer agreement for legal services.

On February 17, 2009, we issued 50,000 shares of our common stock to Berge Abajian as compensation for his board services during the 2009 year.

On March 17, 2009, we issued 20,000 shares of our common stock to Stoecklein Law Group pursuant to a new retainer agreement for legal services during the 2009 year.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended March 31, 2009.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Submission of Matters to a Vote of Security Holders.

None.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

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

By:/S/ Berge Abajian
      Berge Abajian, President &
      Chief Executive Officer (On behalf of
      the registrant and as principal accounting
      officer)

Date: May 15, 2009