Form 10-Q
period 2009-06-30
Diamond Information Institute
filed 2009-08-18
CIK 1429859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 10, 2009, was 11,863,100 shares (of the 11,863,100 shares 50,000 were issued in error and are in the process of being cancelled).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
BALANCE SHEETS

	June 30,	December 31,
	2009	2008	*
	(Unaudited)

Assets:
Current Assets:
Accounts Receivable – Net	$329,549	$713,194
Inventory	1,458,836	1,326,989
Prepaid Expenses	2,899	39,138

Total Current Assets	1,791,284	2,079,321

Property and Equipment – Net	180,146	160,983

Other Assets:
Investment in Unconsolidated Affiliate	5,000	5,000

Total Assets	$1,976,430	$2,245,304

*Derived from audited financial statements for the year ended December 31, 2008 (See Form 10-K Annual Report filed on March 26, 2009 with the Securities and Exchange Commission).

See Notes to Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
BALANCE SHEETS

	June 30,	December 31,
	2009	2008	*
	(Unaudited)

Liabilities and Stockholders' (Deficit) Equity:
Current Liabilities:
Cash Overdraft	$26,925	$7,345
Accounts Payable and Accrued Expenses	434,144	446,892
Bank Lines of Credit – Net	922,858	910,449
Current Maturities of Notes Payable	80,335	82,015
Current Maturities of Capital Leases	21,343	23,402
Advances from Stockholder – Net	407,566	394,532
Sales Returns and Allowances Reserve	68,920	132,353

Total Current Liabilities	1,962,091	1,996,988

Long-Term Liabilities
Notes Payable	138,542	97,270
Capital Leases	28,619	39,092

Total Long-Term Liabilities	167,161	136,362

Commitments and Contingencies	--	--

Stockholders' (Deficit) Equity
Common Stock - $.001 Par Value, 25,000,000 Shares Authorized, 11,813,100 and 11,643,100 Shares Issued and Outstanding as of June 30, 2009 and December 31, 2008, respectively	11,814	11,643
Additional Paid-In Capital	1,653,535	1,599,707
Accumulated Deficit	(1,818,171)	(1,499,396)

Total Stockholders' (Deficit) Equity	(152,822)	111,954

Total Liabilities and Stockholders' (Deficit) Equity	$1,976,430	$2,245,304

*Derived from audited financial statements for the year ended December 31, 2008 (See Form 10-K Annual Report filed on March 26, 2009 with the Securities and Exchange Commission).

See Notes to Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales – Net	$263,581	$362,719	$454,307	$642,883

Cost of Sales	181,422	167,016	361,694	302,129

Gross Profit	82,159	195,703	92,613	340,754

Selling Expenses	82,002	80,741	130,272	143,765

General and Administrative Expenses
Share-Based Compensation	5,000	83,750	10,000	267,500
Common Stock Issued for Professional Services	2,000	100,000	44,000	250,000
Other	84,788	140,633	180,547	278,571

Total General and Administrative expenses	91,788	324,383	234,547	796,071

Total Operating Expenses	173,790	405,124	364,819	939,836

Loss from Operations	(91,631)	(209,421)	(272,206)	(599,082)

Other Income [Expense]
Interest Expense	(24,128)	(23,103)	(45,647)	(56,249)
Other Income	--	829	1,158	1,369

Total Other Income [Expense]	(24,128)	(22,274)	(44,489)	(54.880)

Loss Before Income Tax Provision [Benefit]	(115,759)	(231,695)	(316,695)	(653,962)

Income Tax Provision [Benefit]	1,560	(106,898)	2,080	(168,446)

Net Loss	$(117,319)	$(124,797)	$(318,775)	$(485,516)

Net Loss Per Common Share - Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.04)

Weighted Average Common Shares Outstanding - Basic and Diluted	11,813,100	11,344,199	11,779,564	13,249,460

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2009	2008

Operating Activities
Net Loss	$(318,775)	$(485,516)
Adjustments to Reconcile Net Loss
to Net Cash (Used in) Operating Activities:
Sales Returns and Allowances Reserve	(63,432)	9,672
Depreciation and Amortization	31,902	30,866
Share-Based Compensation	10,000	267,500
Services Rendered for Common Stock	44,000	250,000
Amortization of Deferred Compensation	--	14,307
Deferred Tax Benefit	--	(171,375)
Allowance for Doubtful Accounts	6,000	--

Changes in Assets and Liabilities
[Increase] Decrease in:
Accounts Receivable	377,645	76,096
Inventory	(131,847)	(36,553)
Prepaid Expenses	36,238	23,338
Increase [Decrease] in:
Accounts Payable and Accrued Expenses	(12,747)	(155,846)
Total Adjustments	297,759	308,005

Net Cash (Used in) Operating Activities	(21,016)	(177,511)

Investing Activities:
Capital Expenditures	(51,065)	--

Financing Activities:
Change in Cash Overdraft	19,580	109,451
Advances from Bank Lines of Credit – Net	12,409	38,237
Proceeds from Note Payable	100,000	--
Repayments of Notes Payable	(60,408)	(53,489)
Advances from Stockholder – Net	13,032	92,361
Repayments of Capital Leases	(12,532)	(9,249)
Proceeds from Private Placements of Common Stock	--	200

Net Cash Provided by Financing Activities	72,081	177,511

Net Change in Cash	--	--

Cash - Beginning of Period	--	--

Cash - End of Period	$--	$--

See Notes to Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2009	2008

Supplemental Disclosures of Cash Flow Information:
Cash Paid during the years for:
Interest	$38,000	$59,000
Income Taxes	$2,000	$4,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
During the first six months of 2008, the Company issued 200,000 shares of common stock to vendors as full settlement for accounts payable balances amounting to $200,000. These shares were issued as consideration for payment of accounts payable balances and pre-payments for services to be rendered.

See Notes to Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[1] Nature of Operations, Basis of Presentation and Business Continuity

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

Basis of Presentation - Our accounting policies are set forth in Note 2 of our audited financial statements included in the Diamond Information Institute, Inc. 2008 Form 10-K.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2009 and the results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

The Company has evaluated all subsequent events through August 17, 2009, the date of filing of these unaudited financial statements.

Business Continuity - As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and continues to sustain cash flow deficits.  As of June 30, 2009, the Company’s current liabilities exceeded its current assets by approximately $171,000 while, its total liabilities exceeded its total assets by $153,000. Further, through the six months ended June 30, 2009, the Company incurred a net loss from operations of approximately $319,000 and a cash flow deficit from current operations of approximately $21,000.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management has instituted a cost reduction program that included a reduction in labor and payroll taxes, promotional expenses and professional services. In addition, management believes these factors, along with the issuance of additional equity offerings as a form of financing, will contribute toward achieving profitability and sustaining working capital needs. However, there can be no assurance that the Company will be successful in achieving these objectives.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[2] Recently Issued Accounting Standards

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[3] Fair Value Measurements

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

The adoption of SFAS 157 had no effect on our net income for the six months ended June 30, 2009 and 2008 as the Company has no assets or liabilities classified as financial assets or liabilities as defined in accordance with SFAS 157.

In addition, the adoption of SFAS 157 for our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis had no effect on our net income for the six months ended June 30, 2009.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[4] Notes Payable

	June 30,	December 31,
	2009	2008
	(Unaudited)
Notes payable due in equal monthly installments, over 36 months, maturing through May 2009 at interest rates of 7.25%. The notes are collateralized by the assets of the Company.	$--	$20,965

Notes payable due in equal monthly installments, over 60 months, maturing through May 2011 at interest rates of 7.60%. The notes are collateralized by the assets of the Company.	127,518	158,320

Notes payable due in equal monthly installments, over 60 months, maturing through December 2013 at interest rates of 9.47%. The notes are collateralized by the assets of the Company.	91,359	--

Total	218,877	179,285
Less: Current Maturities Included in Current Liabilities	80,335	82,015

Total Long-Term Portion of Debt	$138,542	$97,270

As of June 30, 2009, maturities of long-term debt are as follows:

2010	$80,335
2011	82,894
2012	20,645
2013	22,762
2014	12,241

Total	$218,877

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[5] Bank Lines of Credit

A summary of these credit facilities is as follows:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Credit Line of $700,000, minimum payment of interest only is due monthly at the bank's prime rate plus .75%. At June 30, 2009 and December 31, 2008, the interest rate was 4.00%. The Credit Line renews annually in May and is collateralized by the assets of the Company. The Company is in negotiations with the bank to renew the terms of the credit line and is waiting on funding from other sources.	$699,999	$699,999

Credit Line of $55,000, minimum payment of interest only is due monthly at the bank's prime rate plus .75%. At June 30, 2009 and December 31, 2008, the interest rate was 4.00% . The Credit Line renews annually in July 2009 and is collateralized by the assets of the Company. The Company is in negotiations with the bank to renew the terms of the credit line and is waiting on funding from other sources.	44,844	45,793

Various unsecured Credit Cards of $188,200 and $178,700, minimum payment of principal and interest are due monthly at the credit card's annual interest rate. At June 30, 2009 and December 31, 2008, the interest rates ranged from 3.99% to 24.90% and 4.74% to 13.99%, respectively.	178,015	164,656

Total Bank Lines of Credit	$922,858	$910,449

The Company's CEO and majority shareholder also serves as a guarantor of the Company's debt. The Company is in negotiations with the bank to renew the terms of the credit line and is waiting on funding from other sources.

The Company had approximately $10,000 and $9,000 available under the various credit facilities (not including credit cards) at June 30, 2009 and December 31, 2008, respectively.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[6] Equipment Held Under Capital Leases

The Company's equipment held under the capital lease obligations is summarized as follows:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Showroom Equipment	$96,000	$96,000
Less: Accumulated Amortization	45,333	35,733
Equipment Held under Capitalized Lease Obligations - Net	$50,667	$60,267

[6] Equipment Held Under Capital Leases [Continued]

Amortization related to the equipment held under capital leases for the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008 amounted to approximately $5,000, $5,000, $10,000, and $10,000, respectively.

As of June 30, 2009, the future minimum lease payments under the capital leases are as follows:

2010	$26,432
2011	26,432
2012	4,188

Total	57,052
Less: Amount Representing Imputed Interest	7,090

Present Value of Net Minimum Capital Lease Payments	49,962
Less: Current Portion of Capitalized Lease Obligations	21,343

Non Current Portion of Capitalized Lease Obligations	$28,619

Interest expense related to capital leases for the three months ended June 30, 2009 and 2008 and six months ended June 30, 2009 and 2008 amounted to approximately $1,000, $2,000, $3,000, and $4,000, respectively.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[7] Income Taxes

The income tax provision [benefit] is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$--	$--	$--	$--
State	1,560	(1,735)	2,080	2,931

Totals	1,560	(1,735)	2,080	2,931

Deferred:
Federal	--	(70,717)	--	(130,201)
State	--	(34,446)	--	(41,176)

Totals	--	(105,163)	--	(171,377)

Totals	$1,560	$(106,898)	$2,080	$(168,446)

[7] Income Taxes [Continued]

Deferred income tax assets [liabilities] are as follows:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$671,771	$590,514
Allowance for Doubtful Accounts	34,511	32,115
Allowance for Sales Returns	27,527	52,862
Totals	733,809	675,491

Deferred Income Tax Liabilities:
Property and Equipment	$(24,775)	$(25,546)
Election to Change from Cash to Accrual Basis of Income Tax Accounting	(312,398)	(374,879)
Totals	(337,173)	(400,425)
Gross Deferred Tax Asset	396,636	275,066

Valuation Allowance for Deferred Taxes	(396,636)	(275,066)
Net Deferred Tax Asset [Liability]	$--	$--

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

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

Debt Conversions - In April 2007, the Company entered into a Debt Conversion Agreement (the "Agreement") and issued 100,000 shares of common stock at $1 per share to a vendor as full satisfaction for accounts payable previously due and future services to be rendered.  Of the total $100,000 of common stock issued, $55,000 was to satisfy previous account payable balances and $45,000 was issued as consideration for future services to be rendered and was  reflected in the Deferred Compensation caption of the Stockholders' Equity section of the Balance Sheet, of which approximately $14,000 was expensed in 2008. The shares have a one year restriction from sale or offering.

Restricted Share Issuances - In January 2008, two Advisory Panel members and a Board of Director member received restricted common stock for services to be rendered throughout 2008.  The two Advisory Panel members received 50,000 and 100,000 shares, respectively, with a fair value of $1.00 per share or $150,000 while the Board of Director member received 50,000 shares with a fair value of $1.00 per share or $50,000.  The share-based compensation expense for the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008 amounted to $0, $25,000, $0 and $150,000, respectively.

Also in January 2008, the Company issued 117,500 shares of restricted common stock with a fair value of $1.00 per share or $117,500 to employees.  Shares issued in connection with the Board of Director consent, were dispersed ratably over the first two quarters of 2008 as authorized in the consent. The Share-based Compensation expense for the three months ended June 30, 200 2008 and the six months ended June 30, 2008 amounted to $58,750 and $117,500, respectively.

[8] Stockholders' (Deficit) Equity [Continued]

Additionally, in January and February 2008, the Company sold 600 shares of common stock at $1.00 per share to individual investees.

For the year ended December 31, 2008, the Company issued to its SEC counsel, 450,000 shares of restricted common stock with a fair value of $1.00 per share or $450,000 for services in connection with the effective filing of Form S-1 with the SEC.
In January 2009, the Company agreed to issue its SEC counsel, 100,000 shares of restricted common stock with a fair value of $0.40 per share or $40,000 for services in connection with the effective filing of Form 15c-211 and submittal to FINRA through a market maker. The Share-Based Compensation expense for the three and six months ended June 30, 2009 amounted to  $40,000.

In February 2009, the Company issued to its CEO 50,000 shares of restricted common stock with a fair value of $0.40 per share or $20,000 for services as a Board of Directors member throughout 2009.  The Share-based Compensation expense for the three and six months ended June 30, 2009 and 2009 amounted to $5,000 and $10,000, respectively.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

In February 2009, the Company to issue its SEC counsel 20,000 shares of restricted common stock with a fair value of $0.40 per share or $8,000 for legal services to be provided for the Company’s SEC filings for the 2009 reporting year.  The common stock issued for professional services expense for the three and six months ended June 30, 2009 and 2009 amounted to $2,000 and $4,000, respectively.

[9] Related Party Transactions

The Company receives periodic advances from its principal stockholder based upon the Company's cash flow needs.  At June 30, 2009 and December 31, 2008, $407,566 and $394,532, respectively was due to the shareholder.  Interest expense is accrued at an average annual market rate of interest which was 3.45% and 4.99% at June 30, 2009 and December 31, 2008, respectively.  No terms for repayment have been established.  As a result, the amount is classified as a Current Liability.

During 2009, the Company obtained a $100,000 note payable to payoff an Advisory Panel member for IT implementation services.

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

Result of Operations for the Three and Six Months Ended June 30, 2009 and 2008

The following income and operating expenses tables summarize selected items from the statement of operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and six months ended June 30, 2009 compared to the six months ended June 30, 2008.

INCOME:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$263,581	$362,719	454,307	$642,883

Cost of Sales	181,422	167,016	361,694	302,129

Gross Profit	$82,159	$195,703	92,613	$340,754

Gross Profit Percentage of Revenue	31%	54%	20%	53%

Sales

Sales for the three months ended June 30, 2009 were $263,581 compared to $362,719 for the three months ended June 30, 2008.  This resulted in a decrease of $99,138 or 27% from the comparable period of 2009 to 2008.  Sales were lower due to the continuing tough economic environment. Sales for the six months ended June 30, 2009 were $454,307 compared to $642,883 for the six months ended June 30, 2008. This resulted in a decrease of $188,576 or 29% from the comparable period of 2009 to 2008. The six month decrease is primarily due to the increase in sales discounts during the first quarter of 2009 as discussed below.

Due to the unfavorable economic environment we increased our sales discounts to our customers during the three months ended March 31, 2009.  Aggregate sales discounts in the three months ended March 31, 2009 and 2008 totaled approximately $75,000 and $14,000.  During the three months ended June 30, 2009 and 2008 our sales discounts amounted to $3,000 and $0, respectively. The increased sales discounts in 2009 were to move product and increase our liquidity.  We anticipate sales discounts and gross profits to return to historical levels as soon as the economic environment begins to turnaround and sustain growth

Typically, revenues experience significant seasonal volatility in the jewelry industry.  The first two quarters of any given year typically represent approximately 15%-25% of total year revenues, based on historic results.  The holiday buying season during the last two quarters of every year typically account for the remainder of annual sales.

Cost of Sales

Cost of sales for the three months ended June 30, 2009 were $181,422 or 69% of sales compared to $167,016 or 46% of sales for the three months ended June 30, 2008.  Cost of sales for the six months ended June 30, 2009 were $361,694 or 80% of sales compared to $302,129 or 47% of sales for the six months ended June 30, 2008.

Gross Profit:

Goss profit for the three months ended June 30, 2009 were $82,159 or 31% of sales compared to $195,703 or 54% of sales for the three months ended June 30, 2008. Gross profit for the six months ended June 30, 2009 were $92,613 or 20.4% of sales compared to $340,754 or 53% of sales for the six months ended June 30, 2008.  Our decreased gross profit margin during the year of 2009 was principally due to the increased sales discounts given to our customers in the first quarter of 2009. On a pro forma basis our gross profit margins for the six months ended June 30, 2009 would be approximately 30% versus 53% without the additional sales discounts granted our customers in 2009 versus 2008.

OPERATING EXPENSES:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Selling Expenses	$82,002	$80,741	$130,272	$143,765

Total General and Administrative Expenses	91,788	324,383	234,547	796,071

Total Operating Expenses	$173,790	$405,124	364,819	939,836

Net Loss	$(117,319)	$(124,797)	$(318,775)	$(485,516)

Selling Expenses

Total selling expenses for the three months ended June 30, 2009 were $82,002 compared to $80,741 for the three months ended June 30, 2008. This resulted in an increase of $1,261, or  2%, from the comparable period of 2009 to 2008. Total selling expenses for the six months ended June 30, 2009 were $130,272 compared to $143,765 for the six months ended June 30, 2008. This resulted in a decrease of $13,493, or 9%, from the comparable period of 2009 to 2008. Selling expenses have remained relatively flat for the three and six months ended June 30, 2009 compared to 2008 principally due to certain cost containment efforts implemented in 2009.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2009 were $91,788 compared to $324,383 for the three months ended June 30, 2008 or a decrease of $232,595. 2008. The decrease in general and administrative expenses in 2009 is due primarily to a decrease in non-cash charges related to stock-based compensation of approximately $177,000.

General and administrative expenses for the six months ended June 30, 2009 were $234,547 compared to $796,071 for the six months ended June 30, 2008. This resulted in a decrease of $561,524 from the comparable period of 2009 to 2008. The decrease in general and administrative expenses in 2009 is due primarily to (i) a decrease in non-cash charges related to Share-Based compensation of approximately $464,000 and (ii) the implementation of certain cost containment efforts implemented in 2009 in conjunction with lower sales.

Loss from Operations

Loss from operations for the three months ended June 30, 2009 were $91,631 compared to $209,241 for the three months ended June 30, 2008. This resulted in a decrease of $117,610, or 56%, from the comparable period of 2009 to 2008. Loss from operations for the six months ended June 30, 2009 were $272,206 compared to $599,082 for the six months ended June 30, 2008. This resulted in a decrease of $326,876, or 55%, from the comparable period of 2009 to 2008.

Other Income  (Expense)

Other Income (Expense) for the three months ended June 30, 2009 were ($24,128) compared to ($22,274) for the three months ended June 30, 2008. This resulted in an increase of ($1,854) in 2009 as compared to the same period in 2008.  Other Income (Expense) for the six months ended June 30, 2009 were $44,489 compared to $54,880 for the six months ended June 30, 2008 or a decrease of $10,391 in 2009 as compared to the same period in 2008.  Other Income (Expense) is comprised primarily of interest incurred on bank lines of credit, corporate credit cards, term loans and capital leases in connection with operations related to manufacturing and indirect operating expenses offset by miscellaneous income.  We attribute the decrease in our other (expense) / income during the six months ended June 30, 2009 when compared to the six months ended June 30, 2008 as a result of a reduction in interest expense of approximately $10,000. Interest expense in 2009 primarily decreased due to lower interest rates on lines of credit and credit cards.

Income Tax Provision (Benefit)

We reported an income tax provision of $1,560 for the three months ended June 30, 2009 as compared to an income tax benefit of $106,898 for the three months ended June 30, 2008.  We reported an income tax provision of $2,080 for the six months ended June 30, 2009 as compared to an income tax benefit of $168,446 for the six months ended June 30, 2008. In 2009, we chose to record a full valuation allowance against our deferred tax assets during the fourth quarter of 2008 as we believe it is not more likely than not, they will not be utilized.

Net Loss

Net loss for the three months ended June 30, 2009 was $117,319 compared to $124,797 for the three months ended June 30, 2008. This resulted in a decrease of $7,478, or 6%, from the comparable period of 2009 to 2008. Net loss for the six months ended June 30, 2009 was $318,775 compared to $485,516 for the six months ended June 30, 2008. This resulted in a decrease of $166,741, or 34%, from the comparable period of 2009 to 2008.

Liquidity and Capital Resources

The following table summarizes working capital at June 30, 2009 compared to December 31, 2008.

	June 30, 2009	December 31, 2008	Increase / (Decrease)
			$

Current Assets	$1,791,284	$2,079,321	$(288,037)

Current Liabilities	1,962,091	1,996,988	(34,897)

Working Capital	$(170,807)	$82,333	$(253,140)

As of June 30, 2009, we had a cash overdraft of $26,925, compared to a cash overdraft of $7,345 at December 31, 2008.  It is anticipated that we will need to sell additional equity or debt securities or obtain credit facilities from financial institutions to meet our long-term liquidity and capital requirements, which include strategic growth through mergers and acquisitions.  There is no assurance that we will be able to obtain additional capital or financing in amounts or on terms acceptable to us, if at all or on a timely basis.

Accounts receivable at June 30, 2009 was $329,549 and $713,194 at December 31, 2008, representing a decrease of $383,645 or 54%.  We typically offer our customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased.  When setting terms with our customers, we also consider the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations.

Inventory at June 30, 2009 was $1,458,836 and $1,326,989 at December 31, 2008. Our management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume.  We historically have not have an inventory reserve for slow moving or obsolete products due to the nature of our inventory of precious metals and stones.  This allows us to resell or recast these materials into new products and/or designs as the market changes.

Accounts payable and accrued expenses at June 30, 2009 were $434,144 compared to $446,892 at December 31, 2008, which represents a 3% decrease or $12,748 movement.

Bank Lines of Credit and Notes Payable

Our indebtedness is comprised of various bank credit lines, term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.  As of June 30, 2009, we had two outstanding term loans.  One of the loans is a $300,000 term loan with JPMorgan Chase, which is payable in monthly installments and matures in May 2011.  The note bears an annual interest rate of 7.60% and as of June 30, 2009 there was an outstanding balance of $127,518.  We also have a $100,000 term loan with Leaf Financial Corporation, which is payable in monthly installments and matures in December 2013.  The note bears an annual interest rate of 9.47% and as of June 30, 2009 there was an outstanding balance of $91,359.  Both of these notes are collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian.

In addition to the notes payable, we utilize bank lines of credit to support working capital needs.  As of June 30, 2009, we had two lines of credit.  One bank line of credit is for $700,000 with Columbia Bank and requires minimum monthly payment of interest only.  The interest is calculated at the bank’s prime rate plus 0.75%.  As of June 30, 2009, we had an outstanding balance of $699,999 at an effective annual interest rate of 4.00%.  Additionally, we have a bank line of credit of $55,000 with JPMorgan Chase Bank, which also requires a monthly payment of interest only.  The interest rate is calculated at the bank’s prime rate plus 0.75%.  As of June 30, 2009, we had an outstanding balance of $44,844 at an effective annual interest rate of 4.00%.  Each credit line renews annually and is collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian.  The Company is in negotiations with the bank to renew the terms of the credit line and is waiting on funding from other sources.

In addition to the bank lines of credit and term loans, we have a number of various unsecured credit cards.  These credit cards require minimal monthly payments of interest only and as of June 30, 2009 have interest rates ranging from 3.99% to 24.90%.  As of June 30, 2009, we have outstanding balances of $178,015.

Satisfaction of our cash obligations for the next 12 months.

For the six months ended June 30, 2009 and the six months ended June 30, 2008, we have incurred net losses of approximately $319,000  and $486,000  respectively. We have funded our working capital needs primarily from revenues, a private placement equity offering and advances from our CEO and principal stockholder. Our plan is to acquire design and manufacturing companies throughout the United States and Europe. If and when we pursue any potential business acquisitions, we intend to target the top 10% of the world’s jewelry manufacturers that have already created an identity and brand in the jewelry business. We plan to fund these potential business acquisitions from additional equity and/or debt financing, and joint venture partnerships.  However, we have no binding agreements or understandings with any potential acquisition targets. There is no assurance that we will be able to obtain additional capital in the amount or, on terms acceptable to us, in the required timeframe.

A critical component of our operating plan impacting our continued existence is to efficiently manage the production of our jewelry lines and successfully develop new lines through our Company or through possible acquisitions and/or mergers. Our ability to obtain capital through additional equity and/or debt financing, and joint venture partnerships will also be important to our expansion plans. In the event we experience any significant problems assimilating acquired assets into our operations or cannot obtain the necessary capital to pursue our strategic plan, we may have to reduce the planned future growth of our operations.

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

Accounts Receivable.  Management periodically performs a detailed review of amounts due from customers to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Management has provided an allowance for doubtful accounts of approximately $86,000 at June 30, 2009 and $80,000 at December 31, 2008.

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

Diamond has and expects to continue to have substantial capital expenditure and working capital needs.  For the six months ended June 30, 2009 and 2008, Diamond had sales of $454,307 and $642,883, respectively and net loss of $318,775 and $485,516, respectively.  While management believes that its financial policies have been prudent, the Company will be reliant on future potential equity and/or debt raises to expand its current business and assist in any future acquisitions, if and when those opportunities occur.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2009 and currently, we have no recent sales of unregistered securities.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended June 30, 2009.

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

Date: August 18, 2009