Form 10-Q
period 2009-09-30
Diamond Information Institute
filed 2009-11-13
CIK 1429859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes     No ☒

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 11, 2009, was 11,863,100 shares (of the 11,863,100 shares 50,000 were issued in error and are in the process of being cancelled).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
BALANCE SHEETS

	September 30,	December 31,
	2009	2008	*
	(Unaudited)

Assets:
Current Assets:
Accounts Receivable – Net	$332,231	$713,194
Inventory	1,468,506	1,326,989
Prepaid Expenses	6,752	39,138

Total Current Assets	1,807,489	2,079,321

Property and Equipment – Net	174,938	160,983

Other Assets:
Investment in Unconsolidated Affiliate	5,000	5,000

Total Assets	$1,987,427	$2,245,304

*Derived from audited financial statements for the year ended December 31, 2008 (See Form 10-K Annual Report filed on March 26, 2009 with the Securities and Exchange Commission).

See Notes to Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
BALANCE SHEETS

	September 30,	December 31,
	2009	2008	*
	(Unaudited)

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
Cash Overdraft	$24,671	$7,345
Accounts Payable and Accrued Expenses	469,271	446,892
Bank Lines of Credit – Net	925,201	910,449
Current Maturities of Notes Payable	87,273	82,015
Current Maturities of Capital Leases	21,804	23,402
Advances from Stockholder – Net	471,078	394,532
Sales Returns and Allowances Reserve	34,808	132,353

Total Current Liabilities	2,034,106	1,996,988

Long-Term Liabilities
Notes Payable	116,987	97,270
Capital Leases	22,793	39,092

Total Long-Term Liabilities	139,780	136,362

Commitments and Contingencies	--	--

Stockholders' Equity (Deficit)
Common Stock - $.001 Par Value, 25,000,000 Shares Authorized, 11,813,100 and 11,643,100 Shares Issued and Outstanding as of September 30, 2009 and December 31, 2008, respectively	11,814	11,643
Additional Paid-In Capital	1,660,535	1,599,707
Accumulated Deficit	(1,858,808)	(1,499,396)

Total Stockholders' Equity (Deficit)	(186,459)	111,954

Total Liabilities and Stockholders' Equity (Deficit)	$1,987,427	$2,245,304

*Derived from audited financial statements for the year ended December 31, 2008 (See Form 10-K Annual Report filed on March 26, 2009 with the Securities and Exchange Commission).

See Notes to Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales – Net	$ 254,652	$ 33,227	$ 708,959	$ 876,110

Cost of Sales	150,231	100,503	511,925	402,632

Gross Profit	104,421	132,724	197,034	473,478

Selling Expenses	40,065	183,514	170,337	327,279

General and Administrative Expenses	82,573	296,178	317,120	1,092,249

Total Operating Expenses	122,638	479,692	487,457	1,419,528

Loss from Operations	(18,217)	(346,968)	(290,423)	(946,050)

Other Income [Expense]
Interest Expense	(22,420)	(21,187)	(68,067)	(77,436)
Other Income	--	--	1,158	1,369

Total Other Income [Expense]	(22,420)	(21,187)	(66,909)	(76,067)

Loss Before Income Tax Provision [Benefit]	(40,637)	(368,155)	(357,332)	(1,022,117)

Income Tax Provision [Benefit]	--	(77,999)	2,080	(246,445)

Net Loss	$ (40,637)	$ (290,156)	$ (359,412)	$ (775,672)

Net Loss Per Common Share - Basic and Diluted	$ (0.00)	$ (0.03)	$ (0.03)	$ (0.06)

Weighted Average Common Shares Outstanding - Basic and Diluted	11,813,100	11,490,926	11,790,866	12,659,003

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2009	2008

Operating Activities
Net Loss	$(359,412)	$(775,672)
Adjustments to Reconcile Net Loss
to Net Cash Used in Operating Activities:
Sales Returns and Allowances Reserve	(97,545)	1,068
Depreciation and Amortization	47,670	46,299
Share-Based Compensation	15,000	292,500
Services Rendered for Common Stock	46,000	450,000
Amortization of Deferred Compensation	--	14,307
Deferred Tax Benefit	--	(249,652)
Allowance for Doubtful Accounts	6,000	--

Changes in Assets and Liabilities
[Increase] Decrease in:
Accounts Receivable	374,963	244,602
Inventory	(141,517)	(68,967)
Prepaid Expenses	32,385	19,115
Increase [Decrease] in:
Accounts Payable and Accrued Expenses	22,379	(199,430)
Total Adjustments	305,335	549,842

Net Cash Used in Operating Activities	(54,077)	(225,830)

Investing Activities:
Capital Expenditures	(61,626)	--

Financing Activities:
Change in Cash Overdraft	17,326	245,089
Advances from Bank Lines of Credit – Net	14,752	63,734
Proceeds from Note Payable	100,000	--
Repayments of Notes Payable	(75,025)	(80,630)
Advances from Stockholder – Net	76,547	11,091
Repayments of Capital Leases	(17,897)	(14,056)
Proceeds from Private Placements of Common Stock	--	600

Net Cash Provided by Financing Activities	115,703	225,830

Net Change in Cash	--	--

Cash - Beginning of Period	--	--

Cash - End of Period	$--	$--

See Notes to Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2009	2008

Supplemental Disclosures of Cash Flow Information:
Cash Paid during the years for:
Interest	$57,000	$83,000
Income Taxes	$2,000	$4,000

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2009 and the results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

The Company has evaluated all subsequent events through November 12, 2009, the date of filing of these unaudited financial statements.

Business Continuity - As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and continues to sustain cash flow deficits.  As of September 30, 2009, the Company’s current liabilities exceeded its current assets by approximately $227,000 while, its total liabilities exceeded its total assets by $186,000. Further, through the nine months ended September 30, 2009, the Company incurred a net loss from operations of approximately $359,000 and a cash flow deficit from current operations of approximately $54,000.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[2] Recently Issued Accounting Standards

Effective July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Corporation adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. See Note 1 - Significant Accounting Policies.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Corporation adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Corporation’s financial statements.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Corporation’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[2] Recently Issued Accounting Standards (Continued)

assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income  to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Corporation on January 1, 2009 and did not have a significant impact on the Corporation’s financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives,

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[2] Recently Issued Accounting Standards (Continued)

quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Corporation on January 1, 2009 and the required disclosures are reported in Note 10 - Derivative Financial Instruments.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Corporation adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Corporation’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Corporation’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Corporation’s financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 are included in Note 16 - Fair Value Measurements.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[2] Recently Issued Accounting Standards (Continued)

circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Corporation’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Corporation’s financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

[3] Notes Payable

	September 30,	December 31,
	2009	2008
	(Unaudited)
Notes payable due in equal monthly installments, over 36 months, maturing through May 2009 at interest rates of 7.25%. The notes are collateralized by the assets of the Company.	$ --	$ 20,965

Notes payable due in equal monthly installments, over 60 months, maturing through May 2011 at interest rates of 7.60%. The notes are collateralized by the assets of the Company.	116,993	158,320

Notes payable due in equal monthly installments, over 60 months, maturing through December 2013 at interest rates of 9.47%. The notes are collateralized by the assets of the Company.	87,267	--

Total	204,260	179,285
Less: Current Maturities Included in Current Liabilities	87,273	82,015

Total Long-Term Portion of Debt	$ 116,987	$ 97,270

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

As of September 30, 2009, maturities of long-term debt are as follows:

2010	$ 87,273
2011	66,313
2012	21,155
2013	23,324
2014	6,195

Total	$ 204,260

[4] Bank Lines of Credit

A summary of these credit facilities is as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Credit Line of $700,000, minimum payment of interest only is due monthly at the bank's prime rate plus .75%. At September 30, 2009 and December 31, 2008, the interest rate was 4.00%. The Credit Line renews annually in May and is collateralized by the assets of the Company. The Company is in negotiations with the bank to renew the terms of the credit line and is waiting on funding from other sources.	$699,999	$699,999

Credit Line of $55,000, minimum payment of interest only is due monthly at the bank's prime rate plus .75%. At September 30, 2009 and December 31, 2008, the interest rate was 4.00%. The Credit Line renews annually in July 2009 and is collateralized by the assets of the Company. The Company is in negotiations with the bank to renew the terms of the credit line and is waiting on funding from other sources.	44,707	45,793

Various unsecured Credit Cards of $188,200 and $178,700, minimum payment of principal and interest are due monthly at the credit card's annual interest rate. At September 30, 2009 and December 31, 2008, the interest rates ranged from 3.99% to 24.90% and 4.74% to 13.99%, respectively.	180,495	164,656

Total Bank Lines of Credit	$925,201	$910,449

The Company's CEO and majority shareholder also serves as a guarantor of the Company's debt. The Company is in negotiations with the bank to renew the terms of the credit line and is waiting on funding from other sources.

The Company had approximately $10,000 and $9,000 available under the various credit facilities (not including credit cards) at September 30, 2009 and December 31, 2008, respectively.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[5] Equipment Held Under Capital Leases

The Company's equipment held under the capital lease obligations is summarized as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Showroom Equipment	$96,000	$96,000
Less: Accumulated Amortization	50,134	35,733
Equipment Held under Capitalized Lease Obligations - Net	$45,866	$60,267

Amortization related to the equipment held under capital leases for the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008 amounted to approximately $5,000, $5,000, $15,000, and $15,000, respectively.

As of September 30, 2009, the future minimum lease payments under the capital leases are as follows:

2010	$26,432
2011	20,654
2012	1,047

Total	48,133
Less: Amount Representing Imputed Interest	3,536

Present Value of Net Minimum Capital Lease Payments	44,597
Less: Current Portion of Capitalized Lease Obligations	21,804

Non Current Portion of Capitalized Lease Obligations	$22,793

Interest expense related to capital leases for the three months ended September 30, 2009 and 2008 and nine months ended September 30, 2009 and 2008 amounted to approximately $1,000, $2,000, $4,000, and $6,000, respectively.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[6] Income Taxes

The income tax provision [benefit] is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$ --	$ --	$ --	$ --
State	--	276	2,080	3,207

Totals	--	276	2,080	3,207

Deferred:
Federal	--	(53,980)	--	(184,181)
State	--	(24,295)	--	(65,471)

Totals	--	(78,275)	--	(249,652)

Totals	$ --	$(77,999)	$ 2,080	$(246,445)

Deferred income tax assets [liabilities] are as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$ 562,157	$ 590,514
Allowance for Doubtful Accounts	34,511	32,115
Allowance for Sales Returns	13,903	52,862
Totals	610,571	675,491

Deferred Income Tax Liabilities:
Property and Equipment	$ (25,925)	$ (25,546)
Election to Change from Cash to Accrual Basis of Income Tax Accounting	(341,434)	(374,879)
Totals	(367,359)	(400,425)
Gross Deferred Tax Asset	243,212	275,066

Valuation Allowance for Deferred Taxes	(243,212)	(275,066)
Net Deferred Tax Asset [Liability]	$ --	$ --

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[6] Income Taxes [Continued]

Effective with the 2008 tax year, management voluntarily elected a change in its method of tax accounting to the accrual basis as required by Section 481 of the Internal Revenue Code (the "IRC").  In management's opinion, based on provisions of the IRC, a voluntary election to the accrual basis of tax reporting should not subject the Company to tax examinations for previous years that income tax returns have been filed and prompt an uncertain tax position in accordance with the accounting for uncertainty in income taxes.  As a result, no contingent liability has been recorded for the anticipated change in tax reporting. Further, the resulting tax liability from the change in tax accounting method will be reduced by operating losses previously incurred.

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

[7] Stockholders' (Deficit) Equity

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

[7] Stockholders' (Deficit) Equity [Continued]

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

Restricted Share Issuances - In January 2008, two Advisory Panel members and a Board of Director member received restricted common stock for services to be rendered throughout 2008.  The two Advisory Panel members received 50,000 and 100,000 shares, respectively, with a fair value of $1.00 per share or $150,000 while the Board of Director member received 50,000 shares with a fair value of $1.00 per share or $50,000.  The share-based compensation expense for the three and nine months ended September 30, 2008 amounted to $25,000 and $175,000, respectively.

Also in January 2008, the Company issued 117,500 shares of restricted common stock with a fair value of $1.00 per share or $117,500 to employees.  Shares issued in connection with the Board of Director consent, were dispersed ratably over the first two quarters of 2008 as authorized in the consent. The Share-based Compensation expense for the three and nine months ended September 30, 2008 amounted to $0, and $117,500, respectively.

Additionally, in January and February 2008, the Company sold 600 shares of common stock at $1.00 per share to individual investees.

For the year ended December 31, 2008, the Company issued to its SEC counsel, 450,000 shares of restricted common stock with a fair value of $1.00 per share or $450,000 for services in connection with the effective filing of Form S-1 with the SEC.

In January 2009, the Company agreed to issue its SEC counsel, 100,000 shares of restricted common stock with a fair value of $0.40 per share or $40,000 for services in connection with the effective filing of Form 15c-211 and submittal to FINRA through a market maker. The Share-Based Compensation expense for the three and nine months ended September 30, 2009 amounted to $0 and $40,000, respectively.

In February 2009, the Company issued to its CEO 50,000 shares of restricted common stock with a fair value of $0.40 per share or $20,000 for services as a Board of Directors member throughout 2009.  The Share-based Compensation expense for the three and nine months ended September 30, 2009 amounted to $5,000 and $15,000, respectively.

DIAMOND INFORMATION INSTITUTE, INC. D/B/A DESIGNS BY BERGIO
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
In February 2009, the Company issued its SEC counsel 20,000 shares of restricted common stock with a fair value of $0.40 per share or $8,000 for legal services to be provided for the

[7] Stockholders' (Deficit) Equity [Continued]

Company’s SEC filings for the 2009 reporting year.  The common stock issued for professional services expense for the three and nine months ended September 30, 2009 amounted to $2,000 and $6,000, respectively.

[8] Related Party Transactions

The Company receives periodic advances from its principal stockholder based upon the Company's cash flow needs. At September 30, 2009 and December 31, 2008, $471,078 and $394,532, respectively was due to the shareholder.  Interest expense is accrued at an average annual market rate of interest which was 3.35% and 4.99% at September 30, 2009 and December 31, 2008, respectively. No terms for repayment have been established. As a result, the amount is classified as a Current Liability.

During 2009, the Company obtained a $100,000 note payable for settlement of IT implementation services to an Advisory Panel member.

[9] Subsequent Events

On September 25, 2009, the Company executed an Asset Purchase Agreement with Mario Panelli & C. s.a.s (“Seller”) and Mario Panelli and Mogni Viviana (“Owner”), wherein the Company agreed to purchase from the Seller substantially all the assets of Seller (Acquired Assets) used in the conduct of its business on the Closing Date, September 30, 2009.  The business currently being conducted by the Seller is the distribution of high-end jewelry under the registered trademark of Mario Panelli & C s.a.s.  The Company will pay the Seller an amount equal to 100% of the Book Value of Seller’s inventory determined in accordance with GAAP, valuing each item at the lower of the cost paid for such item by Seller or the fair market wholesale value on such item as of the Closing Date.  As of the date of the agreement, the parties estimate 100% of the Book Value of the inventory to be approximately $945,000.00 Euros or $1,382,440.50 US Dollars.  The Company agreed to pay the Seller upon funding of the Company.  The Company anticipated the closing to occur by December 2009.

Effective October 19, 2009, as approved at our shareholder meeting on October 8, 2009, we entered into a Share Exchange Agreement with Alba Mineral Exploration, Inc. (“Alba”), a Delaware Corporation (the “Agreement”).  Pursuant to the Agreement, Alba agreed to issue our shareholders a total of 2,585,175 shares of common stock in Alba in proportion to their holdings in our company.  Following the transaction described in the Agreement and other accompanying transactions, our shareholders will ultimately own 60% of the common stock issued and outstanding in Alba.  As a result of the transaction the company becomes a wholly-owned subsidiary of Alba.

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

Result of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

The following income and operating expenses tables summarize selected items from the statement of operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

INCOME:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$254,652	$233,227	$708,959	$876,110

Cost of Sales	150,231	100,503	511,925	402,632

Gross Profit	$104,421	$132,724	$197,034	$473,478

Gross Profit Percentage of Revenue	41%	57%	28%	54%

Sales

Sales for the three months ended September 30, 2009 were $254,652 compared to $233,227 for the three months ended September 30, 2008.  This resulted in an increase of $21,425 or 9%.  Sales were higher despite the continuing tough economic conditions. Sales for the nine months ended September 30, 2009 were $708,959 compared to $876,110 for the nine months ended September 30, 2008. This resulted in a decrease of $167,151 or 19% from the comparable period of 2009 to 2008. The nine month decrease is primarily due to the increase in sales discounts during the first quarter of 2009 as discussed below.

Due to the unfavorable economic environment we increased our sales discounts to our customers. Aggregate sales discounts in the nine months ended September 30, 2009 and 2008 amounted to approximately $80,000 and $16,000, respectively. The increased sales discounts in 2009 were to move product and increase our liquidity.  We incurred $75,000 of the $80,000 in 2009 in sales discounts during the first quarter of 2009. We anticipate sales discounts and gross profits to return to historical levels as soon as the economic environment begins to turnaround and sustain growth.

Typically, revenues experience significant seasonal volatility in the jewelry industry.  The first two quarters of any given year typically represent approximately 15%-25% of total year revenues, based on historic results.  The holiday buying season during the last two quarters of every year typically account for the remainder of annual sales.

Cost of Sales

Cost of sales for the three months ended September 30, 2009 were $150,231 or 59% of sales compared to $100,503 or 43% of sales for the three months ended September 30, 2008.  Cost of sales for the nine months ended September 30, 2009 were $511,925 or 72% of sales compared to $402,632 or 46% of sales for the nine months ended September 30, 2008.

Gross Profit:

Gross profit for the three months ended September 30, 2009 were $104,421 or 41% of sales compared to $132,724 or 57% of sales for the three months ended September 30, 2008. Gross profit for the nine months ended September 30, 2009 were $197,034 or 28% of sales compared to $473,478 or 54% of sales for the nine months ended September 30, 2008.  Our decreased gross profit margin during the year of 2009 was principally due to the increased sales discounts given to our customers in the first quarter of 2009.

OPERATING EXPENSES:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Selling Expenses	$40,065	$183,514	$170,337	$327,279

Total General and Administrative Expenses	82,573	296,178	317,120	1,092,249

Total Operating Expenses	$122,638	$479,692	$487,457	$1,419,528

Net Loss	$(40,637)	$(290,156)	$(359,412)	$(775,672)

Selling Expenses

Total selling expenses for the three months ended September 30, 2009 were $40,065 compared to $183,514 for the three months ended September 30, 2008. This resulted in a decrease of $143,449, or 78%. Total selling expenses for the nine months ended September 30, 2009 were $170,337 compared to $327,279 for the nine months ended September 30, 2008. This resulted in a decrease of $156,942, or 48%, from the comparable period of 2009 to 2008. Selling expenses have decreased for the three and nine months ended September 30, 2009 compared to 2008 due to our commitment to reduce costs as we try to grow revenues.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2009 were $82,573 compared to $296,178 for the three months ended September 30, 2008 in a decrease of $213,605, or 72%. The decrease in general and administrative expenses in 2009 is due primarily to a decrease in non-cash charges related to stock-based compensation of approximately $218,000.

General and administrative expenses for the nine months ended September 30, 2009 were $317,120 compared to $1,092,249 for the nine months ended September 30, 2008. This resulted in a decrease of $775,129, or 71%, from the comparable period of 2009 to 2008. The decrease in general and administrative expenses in 2009 is due primarily to a decrease in non-cash charges related to stock-based compensation of approximately $681,000.

Loss from Operations

Losses from operations for the three months ended September 30, 2009 were $18,217 compared to $346,968 for the three months ended September 30, 2008. This resulted in a decrease of $328,751, or 95%.  Loss from operations for the nine months ended September 30, 2009 were $290,423 compared to $946,050 for the nine months ended September 30, 2008. This resulted in a decrease of $655,627, or 69%, from the comparable period of 2009 to 2008.

Other Income  (Expense)

Other Income (Expense) for the three months ended September 30, 2009 were ($22,420) compared to ($21,187) for the three months ended September 30, 2008. This resulted in an increase of ($1,233), or 6%. Other Income (Expense) for the nine months ended September 30, 2009 were $(66,909) compared to $(76,067) for the nine months ended September 30, 2008. This resulted in a decrease of $9,158, or 12%, from the comparable period of 2009 to 2008.  Other Income (Expense) is comprised primarily of interest incurred on bank lines of credit, corporate credit cards, term loans and capital leases in connection with operations related to manufacturing and indirect operating expenses offset by miscellaneous income.  We attribute the decrease in our other (expense) / income during the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008 as a result of a reduction in interest expense of approximately $9,000. Interest expense in 2009 primarily decreased due to lower interest rates on lines of credit and credit cards.

Income Tax Provision (Benefit)

We reported no income tax provision for the three months ended September 30, 2009 as compared to an income tax benefit of $77,999 for the three months ended September 30, 2008.  We reported an income tax provision of $2,080 for the nine months ended September 30, 2009 as compared to an income tax benefit of $246,445 for the nine months ended September 30, 2008. In 2009 and the fourth quarter of 2008, we recorded a full valuation allowance against our deferred tax assets as we believe it is not more likely than not, they will be utilized.

Net Loss

Net loss for the three months ended September 30, 2009 was $40,637 compared to $290,156 for the three months ended September 30, 2008. This resulted in a decrease of $249,519, or 86%. Net loss for the nine months ended September 30, 2009 was $359,412 compared to $775,672 for the nine months ended September 30, 2008. This resulted in a decrease of $416,260, or 54%.

Liquidity and Capital Resources

The following table summarizes working capital at September 30, 2009 compared to December 31, 2008.

	September 30, 2009 (Unaudited)	December 31, 2008	Increase / (Decrease)
			$

Current Assets	$1,807,489	$2,079,321	$(271,832)

Current Liabilities	2,034,106	1,996,988	37,118

Working Capital	$(226,617)	$82,333	$(308,950)

As of September 30, 2009, we had a cash overdraft of $24,671, compared to a cash overdraft of $7,345 at December 31, 2008.  It is anticipated that we will need to sell additional equity or debt securities or obtain credit facilities from financial institutions to meet our long-term liquidity and capital requirements, which include strategic growth through mergers and acquisitions.  There is no assurance that we will be able to obtain additional capital or financing in amounts or on terms acceptable to us, if at all or on a timely basis.

Accounts receivable at September 30, 2009 was $332,231 and $713,194 at December 31, 2008, representing a decrease 53%.  We typically offer our customers 60, 90 or 120 day payment terms on sales, depending upon the product mix purchased.  When setting terms with our customers, we also consider the term of the relationship with individual customers and management’s assessed credit risk of the respective customer, and may at management’s discretion, increase or decrease payment terms based on those considerations.

Inventory at September 30, 2009 was $1,468,506 and $1,326,989 at December 31, 2008. Our management seeks to maintain a very consistent inventory level that it believes is commensurate with current market conditions and manufacturing requirements related to anticipated sales volume.  We historically have not had an inventory reserve for slow moving or obsolete products due to the nature of our inventory of precious metals and stones.  This allows us to resell or recast these materials into new products and/or designs as the market changes.

Accounts payable and accrued expenses at September 30, 2009 were $469,271 compared to $446,892 at December 31, 2008, which represents a 5% decrease. The slight increase is due to normal operating cycles.

Bank Lines of Credit and Notes Payable

Our indebtedness is comprised of various bank credit lines, term loans, capital leases and credit cards intended to provide capital for the ongoing manufacturing of our jewelry line, in advance of receipt of the payment from our retail distributors.  As of September 30, 2009, we had two outstanding term loans.  One of the loans is a $300,000 term loan with JPMorgan Chase, which is payable in monthly installments and matures in May 2011.  The note bears an annual interest rate of 7.60% and as of September 30, 2009 there was an outstanding balance of $116,993.  We also have a $100,000 term loan with Leaf Financial Corporation, which is payable in monthly installments and matures in December 2013.  The note bears an annual interest rate of 9.47% and as of September 30, 2009 there was an outstanding balance of $87,267.  Both of these notes are collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian.

In addition to the notes payable, we utilize bank lines of credit to support working capital needs. As of September 30, 2009, we had two lines of credit. One bank line of credit is for $700,000 with Columbia Bank and requires minimum monthly payment of interest only. The interest is calculated at the bank’s prime rate plus 0.75%.  As of September 30, 2009, we had an outstanding balance of $699,999 at an effective annual interest rate of 4.00%.  Additionally, we have a bank line of credit of $55,000 with JPMorgan Chase Bank, which also requires a monthly payment of interest only.  The interest rate is calculated at the bank’s prime rate plus 0.75%.  As of September 30, 2009, we had an outstanding balance of $44,707 at an effective annual interest rate of 4.00%.  Each credit line renews annually and is collateralized by our assets as well as a personal guarantee by our CEO, Berge Abajian.  The Company is in negotiations with the bank to renew the terms of the credit line and is waiting on funding from other sources.

In addition to the bank lines of credit and term loans, we have a number of various unsecured credit cards.  These credit cards require minimal monthly payments of interest only and as of September 30, 2009 have interest rates ranging from 3.99% to 24.90%.  As of September 30, 2009, we have outstanding balances of $180,495.

Satisfaction of our cash obligations for the next 12 months.

For the nine months ended September 30, 2009 and the nine months ended June 30, 2008, we have incurred net losses of approximately $359,000  and $776,000  respectively. We have funded our working capital needs primarily from revenues, a private placement equity offering and advances from our CEO and principal stockholder. Our plan is to acquire design and manufacturing companies throughout the United States and Europe. If and when we pursue any potential business acquisitions, we intend to target the top 10% of the world’s jewelry manufacturers that have already created an identity and brand in the jewelry business. We plan to fund these potential business acquisitions from additional equity and/or debt financing, and joint venture partnerships.  However, we have no binding agreements or understandings with any potential acquisition targets. There is no assurance that we will be able to obtain additional capital in the amount or, on terms acceptable to us, in the required timeframe.

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

Accounts Receivable.  Management periodically performs a detailed review of amounts due from customers to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Management has provided an allowance for doubtful accounts of approximately $86,000 at September 30, 2009 and $80,000 at December 31, 2008.

Long-Lived Assets.  In accordance with current Accounting Principles long-lived tangible assets subject to depreciation or amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of undiscounted future cash flows.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved.

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

Diamond has and expects to continue to have substantial capital expenditure and working capital needs. For the nine months ended September 30, 2009 and 2008, Diamond had sales of $708,959 and $876,110, respectively and net loss of $359,412 and $775,672, respectively.  While management believes that its financial policies have been prudent, the Company will be reliant on future potential equity and/or debt raises to expand its current business and assist in any future acquisitions, if and when those opportunities occur.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2009 and currently, we have no recent sales of unregistered securities.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended September 30, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND INFORMATION INSTITUTE, INC.
(Registrant)

By: /s/Berge Abajian
      Berge Abajian, President &
      Chief Executive Officer (On behalf of
      the registrant and as principal accounting
      officer)

Date: November 12, 2009