Form 10-K
period 2009-12-31
Diamond Information Institute
filed 2010-04-15
CIK 1429859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  333-149978

DIAMOND INFORMATION INSTITUTE, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2935867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 W. Sahara Avenue, Suite 800
Las Vegas, Nevada	89102
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (888) 840-2646

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) was $0.

The number of shares of Common Stock, $0.001 par value, outstanding on April 12, 2010 was 11,863,100 shares.

DIAMOND INFORMATION INSTITUTE, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2009

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see Item 1A, Risk Factors, in this document.

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

PART I

ITEM 1.                      BUSINESS

General Business Development

Diamond Information Institute, Inc. was incorporated in the State of New Jersey in October of 1988 and had minimal activity until 1995 when it began in the business of jewelry manufacturing.  Diamond has been engaged in the design and manufacture of upscale jewelry from 1995 through October, 2009.   Effective October 19, 2009, as approved at our shareholder meeting on October 8, 2009, we entered into a Share Exchange Agreement with Alba Mineral Exploration, Inc. (“Alba”), a Delaware Corporation (the “Agreement”).  Pursuant to the Agreement, Alba agreed to issue our shareholders a total of 2,585,175 shares of common stock in Alba in proportion to their holdings in our company.  Following the transaction described in the Agreement and other accompanying transactions, our shareholders own 60% of the common stock issued and outstanding in Alba.  Also pursuant to the Agreement, Alba acquired all of the assets and liabilities related to our business. As a result of the transaction the company became a wholly-owned subsidiary of Alba, and all of our operations related to the jewelry business we were in were discontinued.

Agreement for the Purchase of Common Stock and Warrants

Bergio International, Inc. (the “Seller”) , as record owner or agent representing 11,863,100 shares of common stock of Diamond Information Institute, Inc., a corporation formed under the laws of the State of New Jersey (the “Company”) entered into a share purchase agreement dated February 2, 2010 (the “Share Purchase Agreement”) with Macau Consultants and Advisory Services Inc. (the “Buyer”). In accordance with the terms and provisions of the

Share Purchase Agreement, the Seller sold an aggregate of 11,863,100 shares of common stock (the “Common Stock”) of the Corporation to the Buyer in exchange for $225,000 (the “Purchase Price”). The closing and consummation of the Share Purchase Agreement occurred March 18, 2010 (the “Closing Date”). The Purchase Price shall be paid as follows: (i) $50,000 initial deposit, which as of the date of this Current Report has been paid; (ii) $55,000 within thirty day from the Closing Date, which is due approximately April 18, 2010; (iii) $60,000 within sixty days from the Closing Date, which is due approximately May 18, 2010; and (iv) $60,000 within ninety days from the Closing Date, which is approximately June 18, 2010.  As of the date of this Current Report, new officers and directors of the Company have been appointed and the change in control is being effected. A subsequent current report on Form 8-K will be filed disclosing beneficial ownership and control of the Company.

Current Business Operations

The Company was organized under the laws of the State of New Jersey in October of 1988. Since approximately 1995, the Company had been involved in the business of designing and manufacturing jewelry under its tradename of the “Bergio” line. Based upon consummation of the Share Purchase Agreement and the subsequent change in control of the Company, the business operations of the Company will change.

The Company’s business operations will involve embarking upon a project to make Venture Capital Investments into private and public Companies. The eligible companies qualifying for an investment from the Company will be companies who currently have a dynamic business plan and are nearing completion of the establishment of that business plan or are currently established businesses with positive cash flow but require additional funding to develop existing markets or expand into new markets. Emphasis will be on businesses with a very low overhead and cost of sales thus giving them a large increase in positive cash flow with the injection of new capital into the company. A specific emphasis of the Company will be in the Green Energy as well as the renewable energy fields and the development of Software as a Service (SAAS) sector. The Company will also be operating a consultancy division to assist existing private companies to go public as well as assisting companies who are already public to restructure and raise additional money from the capital markets.

The Company plans on using consultants to execute its business plan as much as possible. That way management is able to access the very best in the industry sectors that the Company will be operating in and the Company will not be encumbered with considerable expensive overhead when the marketplace becomes soft as they all do from time to time. Management believes that the Company’s business model should insulate it from major market downturns since the market sector the Company will be operating in will be fee based. Management further believes that when the general market enters a Bear Market phase, there will be the most demand for the services the Company will be providing. As well the consultancy side of the Company’s business, the Company will be able to monitor and assist any companies it invests in to ensure the Company’s investments grow and mature on a timely basis with as little harm from cycles in the specific investment sectors that the Company invests in as possible.

Management believes that regardless of whether the Company is in a Bear cycle or a Bull market run, there will always be a healthy demand for funds and always a need for business management services to assist those who are floundering. Management believes that the Company has the best of both worlds since the Company should prosper from the Bear and Bull Market cycles. The only determinant for the Company in determining how fast it can grow its business will be in the Company’s success in obtaining the necessary funds for deployment into good qualifying business models. Management of the Company looks forward to the future with great anticipation.

Environmental Regulation and Compliance

The United States environmental laws do not materially impact Diamond’s operations.

Government Regulation

Currently, the Company is subject to all of the government regulations that regulate businesses generally such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety, labor relations, and disadvantaged businesses.   In addition, the Company’s operations are affected by federal and state laws relating to marketing practices in the retail jewelry industry. Diamond is subject to the jurisdiction of federal, various state and other taxing authorities.  From time to time, these taxing authorities review or audit the Company.

ITEM 1A.                      RISK FACTORS

Risks Relating To Our Planned Business and Marketplace

You should carefully consider the risks described below and all other information contained in this annual report on Form 10-K, including financial statements and the related notes thereto. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our future operations and performance. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our common stock could decline, and you may lose all or part of your investment.

Our business may be adversely affected by the recent financial crisis and our ability to access the capital markets.

The global financial markets are in turmoil, and the economies of the U.S. and many other countries are in recession, which may be severe and prolonged. This status has resulted in diminished opportunities for liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about overall economic stability, and there can be no assurance against further decline. The end markets for certain of our portfolio of prosepctive companies’ products and services have experienced, and continue to experience, negative economic trends. We are unable to predict the likely duration and severity of this global financial turmoil, and if the current uncertainty continues or economic conditions further deteriorate, our business and the businesses of our portfolio companies could be materially and adversely affected.

There is uncertainty regarding the value of our planned investments in restrictedsecurities.

We may be required to carry our planned portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, our fair value determinations may differ materially from the values a third party would be willing to pay for such securities or the values which would be applicable to unrestricted securities having a public market.

The lack of liquidity of restrictedsecurities may adversely affect our planned business.

Our portfolio may contain many securities which are subject to restrictions on sale because they will have been acquired from issuers in "private placement" transactions or because we are deemed to be an affiliate of the issuer. Unless an exemption from the registration requirements of the Securities Act of 1933 is available, we will not be able to sell these securities publicly without the expense and time required to register the securities under applicable federal and state securities laws. In addition, contractual or practical limitations may restrict our ability to liquidate our securities in planned portfolio companies, because we may own a relatively large percentage of the issuer’s outstanding securities. Sales may also be limited by unfavorable market conditions. The illiquidity of our investments may preclude or delay the disposition of such securities, which may make it difficult for us to obtain cash equal to the value at which we record our investments.

There may be limited publicly available information regarding the companies in which we are contemplating investment.

It is possible that some of the securities in our future portfolio may be issued by privately held companies.  Many of the securities in our portfolio are issued by privately held companies. There is generally little or no publicly available information about such companies, and we may have to rely on the diligence of our management to obtain the information necessary for our decision to invest. There can be no assurance that such diligence efforts will uncover all material information necessary to make fully informed investment decisions.

Some of our planned portfolio companies,may behighly leveraged.

Some of our planned portfolio companies may have incurred substantial indebtedness in relation to their overall capital base. Such indebtedness often has a term that will require the balance of the loan to be refinanced when it matures. If these companies cannot generate adequate cash flow to meet the principal and interest payments on their indebtedness, the value of our investment in them could be reduced or eliminated through foreclosure on the portfolio company’s assets or by the portfolio company’s reorganization or bankruptcy.

Fluctuationsmay occurin our quarterly results.

Our future quarterly operating results may fluctuate materially due to a number of factors including, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our planned portfolio companies’ markets, the ability to find and close suitable investments, and general economic conditions. As a result of these factors, results for any future period should not be relied upon as being indicative of performance in future periods.

Our future financial condition and results of operations will depend on our ability to effectivelymanage any future growth.

Sustaining growth will depend upon our ability to identify, evaluate, finance, and invest in companies that meet our investment criteria. Accomplishing such results on a cost-effective basis is a function of our marketing capabilities and skillful management of the investment process. Failure to achieve future growth could have a material adverse effect on our business, financial condition, and results of operations.

We will be dependent upon management for our future success.

Selection, structuring and closing our investments will depend upon the diligence and skill of our management, which is responsible for identifying, evaluating, negotiating, monitoring and disposing of our investments. Our management’s capabilities may significantly impact our results of operations. If we lose any member of our management team and he/she cannot be promptly replaced with an equally capable team member, our results of operations could be significantly impacted.

We will operate in a highly competitive market for investment opportunities.

We will compete for attractive investment opportunities with private equity funds, venture capital partnerships and corporations, venture capital affiliates of industrial and financial companies, SBICs and wealthy individuals. Some of these competitors will be substantially larger and have greater financial resources, and some are subject to different and frequently less stringent regulation. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that we will be able to identify and make investments that satisfy our objectives.

Changes in laws or regulations governing our operations or our failure to comply with those laws or regulations may adversely affect our business.

We and our planned portfolio companies are subject to regulation by laws at the local, state and federal level. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any changes in these laws and regulations or failure to comply with them could have a material adverse effect on our business.

Failure to deploy new capital may reduce our return on equity.

If we fail to invest our capital effectively, our return on equity may be decreased, which could reduce the price of the shares of our common stock.

The market price of our common stock may fluctuate significantly.

The market price and marketability of shares of our common stock may from time to time be significantly affected by numerous factors, including our investment results, market conditions, and other influences and events over which we have no control and that may not be directly related to us.

Risks Relating to our Common Stock

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, the Financial Industry Regulatory Authority (“FINRA”) has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  We have not been late in any of our SEC reports through December 31, 2009.

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

ITEM 1B.                  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Currently, the Company leases office space in a shared executive suite located in Las Vegas, Nevada on a monthly basis.

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

ITEM 4.                      Deleted and Reserved by the Securities and Exchange Commission

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

Holders of Common Stock

As of April 12, 2010 we had approximately 10 stockholders of record of the 11,863,100 shares outstanding.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the year ended December 31, 2009.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Diamond Information Institute, Inc. was incorporated in the State of New Jersey in October of 1988 and had minimal activity until 1995 when it began in the business of jewelry manufacturing.  Diamond has been engaged in the design and manufacture of upscale jewelry from 1995 through October, 2009.   Effective October 19, 2009, as approved at our shareholder meeting on October 8, 2009, we entered into a Share Exchange Agreement with Alba Mineral Exploration, Inc. (“Alba”), a Delaware Corporation (the “Agreement”).  Pursuant to the Agreement, Alba agreed to issue our shareholders a total of 2,585,175 shares of common stock in Alba in proportion to their holdings in our company.  Following the transaction described in the Agreement and other accompanying transactions, our shareholders own 60% of the common stock issued and outstanding in Alba.  Also pursuant to the Agreement, Alba acquired all of the assets and liabilities related to our business. As a result of the transaction the company became a wholly-owned subsidiary of Alba, and all of our operations related to the jewelry business we were in were discontinued.   Based upon consummation of this Share Purchase Agreement and the subsequent change in control of the Company, the business operations of the Company will change as follows:

OVERVIEW OF CURRENT OPERATIONS

The Company’s business operations will involve embarking upon a project to make Venture Capital Investments into private and public Companies. Management plans on obtaining the necessary capital for these venture capital investments via borrowings and investments into the Company. The eligible companies qualifying for an investment from the Company will be companies who currently have a dynamic business plan and are nearing completion of the establishment of that business plan or are currently established businesses with positive cash flow but require additional funding to develop existing markets or expand into new markets. Emphasis will be on businesses with a very low overhead and cost of sales thus giving them a large increase in positive cash flow with the injection of new capital into the company. A specific emphasis of the Company will be in the Green Energy as well as the renewable energy fields and the development of Software as a Service (SAAS) sector. The Company will also be operating a consultancy division to assist existing private companies to go public as well as assisting companies who are already public to restructure and raise additional money from the capital markets. There are numerous projects already submitted which are currently being considered for funding.

The Company plans on using consultants to execute its business plan as much as possible. That way management is able to access the very best in the industry sectors that the Company will be operating in and the Company will not be encumbered with considerable expensive overhead when the marketplace becomes soft as they all do from time to time. Management believes that the Company’s business model should insulate it from major market downturns since the market sector the Company will be operating in will be fee based. Management further believes that when the general market enters a Bear Market phase, there will be the most demand for the services the Company will be providing. As well the consultancy side of the Company’s business, the Company will be able to monitor and assist any companies it invests in to ensure the Company’s investments grow and mature on a timely basis with as little harm from cycles in the specific investment sectors that the Company invests in as possible.

Management believes that regardless of whether the Company is in a Bear cycle or a Bull market run, there will always be a healthy demand for funds and always a need for business management services to assist those who are floundering. Management believes that the Company has the best of both worlds since the Company should prosper from the Bear and Bull Market cycles. The only determinant for the Company in determining how fast it can grow its business will be in the Company’s success in obtaining the necessary funds for deployment into good qualifying business models. Management of the Company looks forward to the future with great anticipation.

Results of Operations

Based upon consummation of the Share Purchase Agreement and the subsequent change in control and business operations, the Company had not yet commenced its planned business operations.  A relevant discussion of operational results is therefore not available.

Income Tax (Benefit) Provision

At December 31, 2009, the Company had approximately $1,600,000 of federal net operating tax loss carryforwards expiring at various dates through 2029.  The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time and the conversion of warrants, options or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.

We currently have 2 part-time employees.  We do not anticipate a significant change in the number of full time employees over the next 12 months.  None of our employees are subject to any collective bargaining agreements.

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

Recently Issued Accounting Standards

On July 1, 2009, the Accounting Standards Codification (“ASC”) became the Financial Accounting Standards Board (“FASB”) officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Company adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s consolidated financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009. Effective February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” which revised certain disclosure requirements. ASU No. 2010-09 did not have a significant impact on the Company’s consolidated financial statements. The company evaluated subsequent events, which are events or transactions that occurred after December 31, 2009 through the issuance of the accompanying consolidated financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-23 of this Form 10-K.

DIAMOND INFORMATION INSTITUTE, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2009

DIAMOND INFORMATION INSTITUTE, INC.

TABLE OF CONTENTS

DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm                           F-1

Balance Sheet as of December 31, 2009                                                                                                                                                F-2

Statements of Operations for the Years Ended
December 31, 2009 and 2008                                      F-3

Statement of Stockholder’s Equity (Deficit) as of December 31, 2009                        F-4

Statements of Cash Flows for the Years Ended December 31, 2009 and 2008                     F-5

Notes to the Financial Statements                                    F-6 - F-9

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Diamond Information Institute, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Diamond Information Institute, Inc. (the “Company”) as of December 31, 2009, and the related statements of operations, stockholder’s equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Diamond Information Institute, Inc. as of and for the year ended December 31, 2008 were audited by other auditors whose report dated March 23, 2009 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Information Institute, Inc. as of December 31, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no working capital, and has discontinued its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan
April 11, 2010

DIAMOND INFORMATION INSTITUTE, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2009 and 2008

ASSETS	December 31, 2009	December 31, 2008

Net assets in excess of liabilities of discontinued operations	$-0-	$111,954

Total Assets	$-0-	$111,954

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Net liabilities in excess of assets of discontinued operations	$-0-	$-0-

Stockholder's Equity
Common stock, par value $0.001, 25,000,000 shares authorized, 11,813,100 and 11,643,100 shares issued and outstanding	11,814	11,643
Additional paid in capital	1,660,535	1,599,707
Accumulated deficit	(1,672,349)	(1,499,396)
Total Stockholder's Equity	-0-	111,954

Total Liabilities and Stockholder's Equity	$-0-	$111,954

See accompanying notes to financial statements.

DIAMOND INFORMATION INSTITUTE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Year Ended December 31, 2009	Year Ended December 31, 2008

Net Loss from Discontinued Operations, net of income tax	$(172,953)	$(1,106,856)

NET LOSS PER SHARE: BASIC AND DILUTED (DISCONTINUED OPERATIONS)	$(0.01)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,796,470	12,405,723

See accompanying notes to financial statements.

DIAMOND INFORMATION INSTITUTE, INC.
STATEMENT OF STOCKHOLDER’S EQUITY
AS OF DECEMBER 31, 2009

	Common stock		Additional paid-in	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Compensation	Total

Balance, January 1, 2008	18,075,000	$18,075	$825,175	$(392,540	$(14,307)	$436,403
Cancellation of common stock outstanding	(7,200,000)	(7,200)	7,200	-	-	-
Share-based compensation	317,500	317	317,183	-	-	317,500
Amortization of deferred compensation in connection with services rendered	-	-	-	-	14,307	14,307
Issuance of common stock for professional services rendered	450,000	450	449,550	-	-	450,000
Private placement offering of common stock	600	1	599	-	-	600
Net loss for the year ended December 31, 2008	-	-	-	(1,106,856)	-	(1,106,856)

Balance, December 31, 2008	11,643,100	11,643	1,599,707	(1,499,396)	-	(111,954)

Issuance of common stock for professional services rendered	170,000	171	60,828	-	-	60,999

Net loss for the year ended December 31, 2009	-	-	-	(172,953)	-	(172,953)

Balance, December 31, 2009	11,813,100	$11,814	$1,660,535	$(1,672,349)	$-	$-0-

See accompanying notes to financial statements.

DIAMOND INFORMATION INSTITUTE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Yrear Ended December 31, 2009	Year Ended December 31, 2008
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash flows from discontinued operations	$0	$0

Cash, beginning of period	0	0
Cash, end of period	$0	0

See accompanying notes to financial statements.

DIAMOND INFORMATION INSTITUTE, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 – NATURE OF OPERATIONS AND BUSINESS CONTINUITY

Diamond Information Institute Inc., formerly doing business as Designs by Bergio [the "Company"] was engaged in the product design, manufacturing, distribution of fine jewelry throughout the United States and is headquartered from its corporate office in Fairfield, New Jersey.  Based on the nature of operations, the Company's sales cycle experienced significant seasonal volatility with the first two quarters of the year representing 15% - 25% of annual sales and the remaining two quarters representing the remaining portion of annual sales.

Effective October 19, 2009, as approved at our shareholder meeting on October 8, 2009, we entered into a Share Exchange Agreement with Alba Mineral Exploration, Inc. (“Alba”), a Delaware Corporation (the “Agreement”).  Pursuant to the Agreement, Alba agreed to issue our shareholders a total of 2,585,175 shares of common stock in Alba in proportion to their holdings in our company.  Following the transaction described in the Agreement and other accompanying transactions, our shareholders own 60% of the common stock issued and outstanding in Alba.  Also pursuant to the Agreement, Alba acquired all of the assets and liabilities related to our business. As a result of the transaction the company became a wholly-owned subsidiary of Alba, and all of our operations related to the jewelry business we were in were discontinued. See Note 8.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $18,299 as of December 31, 2009 and has no operating assets orliabilities and no operations, which raises substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company finding new management to develop a new business that generates profitable operations in the future and/or to obtain the necessary capital to fund a new business plan.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting) are the financial statements are presented in US dollars.  The Company has adopted a December 31 fiscal year end.

Use of Estimates and Assumptions
The  preparation  of  financial  statements  in conformity with accounting principles generally  accepted  in  the  United States requires  management  to  make   estimates and assumptions that  affect  the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at  the  date  of  the  financial  statements  and the reported amounts of  revenues and expenses  during  the  reporting  period. Actual results could differ from those estimates.

Financial Instruments
The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

DIAMOND INFORMATION INSTITUTE, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  Use of net operating loss carryforwards for income tax purposes may be limited by Intertnal Revenue Code section 382 if a change of ownership occurs.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2009.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

DIAMOND INFORMATION INSTITUTE, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

New Authoritative Accounting Guidance
On July 1, 2009, the Accounting Standards Codification (“ASC”) became the Financial Accounting Standards Board (“FASB”) officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Company adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s consolidated financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods.

DIAMOND INFORMATION INSTITUTE, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

New Authoritative Accounting Guidance (continued)

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009. Effective February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” which revised certain disclosure requirements. ASU No. 2010-09 did not have a significant impact on the Company’s consolidated financial statements. The company evaluated subsequent events, which are events or transactions that occurred after December 31, 2009 through the issuance of the accompanying consolidated financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company received periodic advances from its principal stockholder based upon the Company's cash flow needs. At December 31, 2008, $394,532 was due to the shareholder.  Interest expense was accrued at an average annual market rate of interest which was 4.99% at December 31, 2008. No terms for repayment were established.

During 2009, the Company obtained a $100,000 note payable for settlement of IT implementation services to an Advisory Panel member.

NOTE 5 – COMMON STOCK

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

F-9

DIAMOND INFORMATION INSTITUTE, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 5 – COMMON STOCK (CONTINUED)

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

DIAMOND INFORMATION INSTITUTE, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 5 – COMMON STOCK (CONTINUED)

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

At December 31, 2009, the Company neither owned nor leased any real or personal property.

NOTE 7 – INCOME TAXES

Deferred income tax assets [liabilities] are as follows:

	December 31,	December 31,
	2009	2008

Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$656,485	$590,514
Allowance for Doubtful Accounts	34,511	32,115
Allowance for Sales Returns	13,903	52,862

Totals	704,899	675,491

Deferred Income Tax Liabilities:
Property and Equipment	$(25,925)	$(25,546)
Sec. 481 Adjustment - Accrual Basis	(249,919)	(374,879)
Totals	(275,844)	(400,425)
Gross Deferred Tax Asset [Liability]	429,055	275,066

Valuation Allowance for Deferred Taxes	(429,055)	(275,066)
Net Deferred Tax Asset [Liability]	$--	$--

Reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	2009	2008

U.S. statutory rate	(34%)	(34%)
State income taxes – net of federal benefit	6%	6%
Change in valuation allowance and other	28%	21%
Effective rate	--	(7%)

DIAMOND INFORMATION INSTITUTE, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 7 – INCOME TAXES (CONTINUED)

Effective with the 2008 tax year, management voluntarily elected a change in its method of tax accounting to the accrual basis as required by Section 481 of the Internal Revenue Code (the "IRC"). In management's opinion, based on provisions of the IRC, a voluntary election to the accrual basis of tax reporting should not subject the Company to tax examinations for previous years that income tax returns have been filed and prompt an uncertain tax position in accordance with the ASC Topic No. 740. As a result, no contingent liability has been recorded for the anticipated change in tax reporting. Further, the resulting tax liability from the change in tax accounting method will be reduced by operating losses previously incurred.

At December 31, 2009, the Company had approximately $1,600,000 of federal net operating tax loss carryforwards expiring at various dates through 2029.  The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time and the conversion of warrants, options or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

Based upon the net losses historically incurred and, the prospective global economic conditions, management believes that it is not more likely than not that the deferred tax asset will be realized and has provided a valuation allowance of 100% of the deferred tax asset. The valuation allowance increased by approximately $154,000 and $275,000 in the years ended December 31, 2009 and 2008, respectively.

NOTE 8 – DISCONTINUED OPERATIONS
The Company’s former jewelry business, which was discontinued on October 19, 2009 when all assets and liabilities related to this business were acquired by Bergio International, Inc. (formerly known as Alba Mineral Exploration, Inc.) has been accounted for as discontinued operations.  The results of operations of this business have been removed from the results of continuing operations for all periods presented.  The assets and liabilities of discontinued operations have been reclassified and are segregated in the balance sheets.

NOTE 9 – SUBSEQUENT EVENTS

On February 2, 2010 Bergio International, Inc. (the “Seller”), owner of 100% of the outstanding common shares of the Company, entered into a share purchase agreement (the “Agreement”) with Macau Consultants and Advisory Services Inc. (the “Buyer”).  In accordance with the terms and provisions of the Agreement, the Seller sold an aggregate of 11,863,100 shares of common stock of the Company to Buyer in exchange for $225,000.  The closing and consummation of the Agreement occurred March 18, 2010. New officers and directors of the Company were apoointed and a change of control of the Company occurred.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2009 and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A(T)                                CONTROLS AND PROCEDURES

Our new Chief Executive Officer, Paul Crawford, and Chief Financial Officer, Dennis Atkins, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, Messrs. Crawford and Atkins concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. In the event the Merger Agreement is not consummated, we intend to establish an audit committee during fiscal year 2010. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

ITEM 9B                   OTHER INFORMATION

Not applicable.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following the Share Purchase Agreement: (i) Berge Abajian resigned as the President/Chief Executive Officer/Chief Financial Officer/Treasurer and the sole director of the Company effective as of March 17, 2010; (ii) Arpi Abajian resigned as the Secretary of the Company effective as of March 17, 2010; (iii) Paul Crawford consented to act as the President /Chief Executive Officer and a director of the Company effective as of March 18, 2010; (iv) Dennis Atkins consented to act as the Chief Financial Officer and a director of the Company effective as of March 18, 2010; and (v) Merlin Larson consented to act as the Secretary and Treasurer and a director of the Company effective as of March 18, 2010.

The biographies of each of the new directors and officers are set forth below as follows:

     NAME                                               AGE                          POSITION WITH THE COMPANY
     ___________                           ___                          _________________________________

     Paul Crawford                                             74                            President/Chief Executive Officer and a Director
     Dennis Atkins                                             49                           Chief Financial Officer and a Director
     Merlin Larson                                              35                           Secretary and Treasurer and a Director

Paul Crawford.  Since 1990, Mr. Crawford has been assisting early stage companies in raising capital. He is both a venture capitalist and an entrepreneur and has been working with developing businesses since the late 1970s. In addition to raising capital, Mr. Crawford has started several successful businesses including Celcom. Cellcom was incorporated in Minnesota in 1981 specifically to acquire the first non-wire line cellular license in the first phase of the first U.S. cellular phone systems. The initial cellular licenses in the top 75 U.S. cities were opened to all filers who were then submitted to a series of Federal Communications Commission (FCC) comparative hearings, which is similar to how the F.C.C awards radio and television licenses.  The remaining U.S. cellular markets were subsequently placed via a lottery. The deadline for the initial filings in the top markets was closed in early 1982. This resulted in Celcom participating in a joint venture with MCI. The Twin Cities cellular system operated as MCI/Celcom and subsequently was renamed Cellular One of the Twin Cities.  In 1986 MCI/Celcom sold the Twin Cities non-wireline cellular system to McCaw Communications for approximately $43 million. In July 1998, Mr. Crawford co-founded Commission Junction (CJ).  CJ became very profitable in early 2002 and was acquired in December 2003 by ValueClick (VCLK) in a $58 million cash and stock transaction.  CJ is a leader in the affiliate marketing/pay-per-sale advertising on the Internet. Starting in late 2007, Mr. Crawford focused on the next generation of the Internet which is a “sea change event” underway today. The porfolio is dominated by Software as a Service (SaaS) services and 4G, Mobile WiMAX and includes five SaaS businesses (Empathic Clinical Suites, MSAFastDraftPRO, CompleteLAW-WEB, Sports Director Online, Bankruptcy Compiler, LocaLoop, Inc.

Mr. Crawford is the owner of Crawford Capital Corporation. Crawford Capital Corporation is ranked as the 8th largest Twin Cities based venture capital firm in the most recent 2010 Edition of The Minneapolis-St. Paul Business Journal.  These rankings are based on total capital raised by all reporting firms from their inception through December 31, 2008.  Crawford Capital Corporation’s total at that time was $200,000,000+. Paul Crawford and his wife reside in Minneapolis, MN.

Dennis Atkins.  Mr. Atkins is a Certified Public Accountant with over twenty-five years experience in public accounting. Mr. Atkins has extensive experience in business and personal tax planning and preparation including the use of offshore domiciles for income tax benefit and asset protection, public and private company auditing and business consulting. He has been a member SEC Practice Section and the Public Company Oversight Board.  Mr. Atkins has served on the board of directors and as chief financial officer for various private and publicly traded companies.  He is a member of the American Institute of Certified Public Accountants and holds licenses in Oklahoma and California.  Mr. Atkins holds a Bachelors Degree in Accounting from Oklahoma State University and a Masters Degree in Accountancy from the University of Oklahoma.

Merlin Larson. During the past five years, Mr. Larson has been involved in the contruction housing industry in Canada. Mr. Larson currently has a building contracting business in Victoria, British Columbia.Mr. Larson gained a wealth of practical business experience and knowledge growing up and working on a grain farm and in his father’s business prior to graduating from high school in Vancouver, British Columbia. Mr. Larson studied art at the Art College in Nelson, British Columbia, and earned a nursing degree.

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

ITEM 11.                      EXECUTIVE COMPENSATION

The following table sets forth the compensation of our executive officers for the years ended December 31, 2009 and 2008, respectively.

Summary Compensation Table

Name and Principal Position	Year Ended December 31,	Salary	Stock Awards (1)	All Other Compensation	Total
Berge Abajian Chief Executive Officer, President, Principal Accounting Officer	2008 2009	$6,242 $13,413	$50,000 $20,000	$25,496 (2) $17,856 (2)	$81,738 $51,269

Alfred Sirica (3) Former Chief Financial Officer	2008 2009	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-

Arpi Abajian (4) Secretary	2008 2009	$-0- $-0-	$25,000 $-0-	$-0- (2) $-0- (2)	$25,000 $-0-
(1)	The amounts shown in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2009 and 2008, in accordance with FAS 123(R).
(2)	Other compensation was made up of Mr. Abajian’s car expense and health insurance expenses. Included in this amount was approximately $8,670 for Ms. Abajian’s health insurance expenses.
(3)
Mr. Sirica agreed to serve as Chief Financial Officer during the time in which the Company was going through the review process of its registration statement.  Subsequent to the registration statement becoming effective, Mr. Sirica resigned and Mr. Abajian agreed to serve as the Principal Accounting Officer.

(4)
On January 8, 2009, the board of directors appointed Ms. Arpi Abajian as the Secretary of the Company.  On January 20, 2008, the Company authorized shares to be issued to its employees as bonus compensation of which Ms. Abajian received 25,000 shares.  The shares were issued during the first two quarters of 2008.

Employment Agreement

The Company currently does not have any employment agreements in place.

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

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Berge Abajian 2008 2009	-0- -0-	-0- 50,000	(1) -0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- 50,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock as of the date of this Annual Report, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 11,863,100 shares of common stock outstanding as of the date of this Annual Report.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after April 12, 2010 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Directors and Officers:
Merlin Larson 2300 W. Sahara Avenue, Suite 800 Las Vegas, Nevada 89102	6,852,700	57.76%
Dennis Atkins 2300 W. Sahara Avenue, Suite 800 Las Vegas, Nevada 89102	2,000,000	16.86%
Paul Crawford 2300 W. Sahara Avenue, Suite 800 Las Vegas, Nevada 89102	2,000,000	16.86%
All executive officers and directors as a group (3 persons)	10,852,700	99.48%
Beneficial Shareholders Greater than 10%
None

*	Less than one percent.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 11,863,100 shares issued and outstanding.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2009.

ITEM 14.                   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by MSPC, Certified Public Accountants and Advisors, A Professional Corporation for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q for the period ended December 31, 2009 or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year ended 2009 and 2008 were $7,500   and $57,500, respectively.  The aggregate fees for professional services rendered by Silberstein Ungar, PLLC for the annual audit of our financial statements for the period ended December 31, 2009 were $6,000.

Audit Related Fees

The aggregate fees by MSPC, Certified Public Accountants and Advisors, A Professional Corporation for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements for the fiscal years 2009 and 2008 were $-0- and $-0-, respectively.

Tax Fees

The aggregate fees by MSPC, Certified Public Accountants and Advisors, A Professional Corporation for professional services rendered by the principal accountant for the fiscal years 2009 and 2008 were $-0- and $-0-, respectively.

All Other Fees

The aggregate fees by MSPC, Certified Public Accountants and Advisors, A Professional Corporation for products and services provided by the principal accountant for the fiscal years 2009 and 2008 were $-0- and $-0-, respectively.

PART IV

ITEM 15.                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)	Certificate of Incorporation, dated October 24, 1988		Form S-1/A		3(i)	08/28/08
3(ii)	Amendment to Certificate of Incorporation dated April 12, 2010.	X
3(i)(b)	Certificate of Trade Name, dated January 31, 1997		Form S-1/A		3(i)(b)	08/28/08
3(i)(c)	Certificate of Amendment to the Certificate of Incorporation, dated May 31, 2007		Form S-1/A		3(i)(c)	08/28/08
3(ii)	Bylaws of Diamond Information Institute, Inc.		Form S-1/A		3(ii)	08/28/08
10.1	Sample Subscription Agreement for the $25,000 unit offering		Form S-1/A		10.1	08/28/08
23	Consent of MSPC, dated March 23, 2009	X
23.1	Consent of Silberstein Ungar, PLLC	X
31	Certification of Berge Abajian pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Berge Abajian pursuant to Section 906 of the Sarbanes-Oxley Act	X

DIAMOND INFORMATION INSTITUTE, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, therunto duly authorized.

DIAMOND INFORMATION INSTITTUE INC.

Dated: April 14, 2010	By:	/s/ PAUL CRAWFORD
Paul Crawford, President/Chief
Executive Officer

Dated: April 14, 2010	By:	/s/ DENNIS ATKINS
Dennis Atkins, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2010	By:	/s/ PAUL CRAWFORD
Director

Dated: April 14, 2010	By:	/s/ DENNIS ATKINS
Director

Dated: April 14, 2010	By:	/s/ MERLIN LARSON
Director