Form 10-Q
period 2010-03-31
Diamond Information Institute
filed 2010-05-14
CIK 1429859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 10, 2010 was 11,863,100 shares.

DIAMOND INFORMATION INSTITUTE, INC.

FINANCIAL STATEMENTS

MARCH 31, 2010

DIAMOND INFORMATION INSTITUTE, INC.

TABLE OF CONTENTS

MARCH 31, 2010

DIAMOND INFORMATION INSTITUTE, INC.
BALANCE SHEETS
AS OF MARCH 31, 2010 and DECEMBER 31, 2009

ASSETS	March 31, 2010	December 31, 2009 (audited)

Net assets in excess of liabilities of discontinued operations	$-0-	$-0-

Total Assets	$-0-	$-0-

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Advances from shareholder	$26,131	$-0-

Stockholder's Equity (Deficit)
Common stock, par value $0.001, 25,000,000 shares authorized, 11,813,100 and 11,643,100 shares issued and outstanding	11,814	11,814
Additional paid in capital	1,660,535	1,660,535
Accumulated deficit	(1,698,480)	(1,672,349)
Total Stockholder's Equity (Deficit)	(26,131)	-0-

Total Liabilities and Stockholder's Equity (Deficit)	$-0-	$-0-

See accompanying notes to financial statements.

DIAMOND INFORMATION INSTITUTE, INC.
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Revenues	$0	$0

Operating Expenses
Consulting fees	26,131	0

Net Loss from Discontinued Operations, net of income tax	0	(201,456)

Net Loss	$(26,131)	$(201,456)

NET LOSS PER SHARE: BASIC AND DILUTED (CONTINUING OPERATIONS)	$(0.00)	$(0.00)

NET LOSS PER SHARE: BASIC AND DILUTED (DISCONTINUED OPERATIONS)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,813,100	11,745,656

See accompanying notes to financial statements.

DIAMOND INFORMATION INSTITUTE, INC.
STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)
AS OF MARCH 31, 2010

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2009	11,643,100	$11,643	$1,599,707	$(1,499,396)	$111,954

Issuance of common stock for professional services rendered	170,000	171	60,828	-	60,999

Net loss for the year ended December 31, 2009	-	-	-	(172,953)	(172,953)

Balance, December 31, 2009	11,813,100	11,814	1,660,535	(1,672,349)	-0-

Net loss for the period ended March 31, 2010	-	-	-	(26,131)	(26,131)

Balance, March 31, 2010	11,813,000	$11,814	$1,660,535	$(1,698,480)	$(26,131)

See accompanying notes to financial statements.

DIAMOND INFORMATION INSTITUTE, INC.
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(26,131)	$0

CASH FLOWS FROM FINANCING ACTIVITIES
Related party borrowings	26,131	0

CASH FLOWS FROM OPERATIONS	0	0

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash flows from discontinued operations	0	0

Net increase in cash	0	0

Cash, beginning of period	0	0
Cash, end of period	$0	0

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for income taxes	$0	$0
Cash paid for interest	$0	$0

See accompanying notes to financial statements.

DIAMOND INFORMATION INSTITUTE, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 – NATURE OF OPERATIONS AND BUSINESS CONTINUITY

Diamond Information Institute Inc., formerly doing business as Designs by Bergio [the "Company"] was engaged in the product design, manufacturing, distribution of fine jewelry throughout the United States.

Effective October 19, 2009, as approved at our shareholder meeting on October 8, 2009, we entered into a Share Exchange Agreement with Alba Mineral Exploration, Inc. (“Alba”), a Delaware Corporation (the “Agreement”).  Pursuant to the Agreement, Alba agreed to issue our shareholders a total of 2,585,175 shares of common stock in Alba in proportion to their holdings in our company.  Following the transaction described in the Agreement and other accompanying transactions, our shareholders own 60% of the common stock issued and outstanding in Alba.  Also pursuant to the Agreement, Alba acquired all of the assets and liabilities related to our business. As a result of the transaction the company became a wholly-owned subsidiary of Alba, and all of our operations related to the jewelry business we were in were discontinued. See Note 6.

On February 2, 2010 Bergio International, Inc. (the “Seller”), owner of 100% of the outstanding common shares of the Company, entered into a share purchase agreement (the “Agreement”) with Macau Consultants and Advisory Services Inc. (the “Buyer”).  In accordance with the terms and provisions of the Agreement, the Seller sold an aggregate of 11,863,100 shares of common stock of the Company to Buyer in exchange for $225,000.  The closing of the Agreement occurred March 18, 2010. New officers and directors of the Company were appointed and a change of control of the Company occurred.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has no operating assets or liabilities and no operations, which raises substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company finding new management to develop a new business that generates profitable operations in the future and/or to obtain the necessary capital to fund a new business plan.

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
MARCH 31, 2010

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2010.

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

Revenue Recognition
The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

DIAMOND INFORMATION INSTITUTE, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

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
MARCH 31, 2010

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2010, the Company entered into a consulting agreement with its principal shareholder. Expenses incurred, and amounts owed under the Agreement, during the three months ended March 31, 2010 were $26,131.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

At March 31, 2010, the Company neither owned nor leased any real or personal property.

NOTE 6 – DISCONTINUED OPERATIONS

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

DIAMOND INFORMATION INSTITUTE, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 7 – INCOME TAXES

Deferred income tax assets [liabilities] are as follows:

	March 31,	December 31,
	2010	2009

Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$665,325	$656,485
Allowance for Doubtful Accounts	34,511	34,511
Allowance for Sales Returns	13,903	13,903

Totals	713,739	704,899

Deferred Income Tax Liabilities:
Property and Equipment	$(25,925)	$(25,925)
Sec. 481 Adjustment - Accrual Basis	(249,919)	(249,919)
Totals	(275,844)	(275,844)
Gross Deferred Tax Asset [Liability]	437,895	429,055

Valuation Allowance for Deferred Taxes	(437,895)	(429,055)
Net Deferred Tax Asset [Liability]	$--	$--

Reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	2009	2008

U.S. statutory rate	(34%)	(34%)
State income taxes – net of federal benefit	6%	6%
Change in valuation allowance and other	28%	21%
Effective rate	--	(7%)

At March 31, 2010, the Company had approximately $1,626,000 of federal net operating tax loss carryforwards expiring at various dates through 2029.  The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time and the conversion of warrants, options or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

Based upon the net losses historically incurred and, the prospective global economic conditions, management believes that it is not more likely than not that the deferred tax asset will be realized and has provided a valuation allowance of 100% of the deferred tax asset. The valuation allowance increased by approximately $8,800 in the three months ended March 31, 2010.

DIAMOND INFORMATION INSTITUTE, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2010 and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

ITEM 1 -  Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview of Current Business Operations

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

Income Tax (Benefit) Provision

At March 31, 2010, the Company had approximately $1,600,000 of federal net operating tax loss carryforwards expiring at various dates through 2030.  The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time and the conversion of warrants, options or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

Expected Purchase or Sale of Plant and Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant Changes in the Number of Employees

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4(T)                      CONTROLS AND PROCEDURES

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

.

PART II – OTHER INFORMATION

ITEM 1                      LEGAL PROCEEDINGS

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

ITEM 1A                      RISK FACTORS

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

Some of the securities in our planned portfolio may be issued by privately held companies. There is generally little or no publicly available information about such companies, and we may have to rely on the diligence of our management to obtain the information necessary for our decision to invest. There can be no assurance that such diligence efforts will uncover all material information necessary to make fully informed investment decisions.

Some of our planned portfolio companiesmay behighly leveraged.

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

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2010 and currently, we have no recent sales of unregistered securities.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended March 31, 2010.

ITEM 3   Defaults Upon Senior Securities

None

ITEM 4    Submission of Matters to a Vote of Security Holders

None

ITEM 5   Other Information

None

ITEM 6   Exhibits

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND INFORMATION INSTITTUE INC.

Dated: May 13, 2010	By:	/s/ PAUL CRAWFORD
Paul Crawford, President/Chief
Executive Officer

Dated: May 13, 2010	By:	/s/ DENNIS ATKINS
Dennis Atkins, Chief Financial Officer

DIAMOND INFORMATION INSTITUTE, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 13, 2010	By:	/s/ PAUL CRAWFORD
Director

Dated: May 13, 2010	By:	/s/ DENNIS ATKINS
Director

Dated: May 13, 2010	By:	/s/ MERLIN LARSON
Director