Form 10-Q
period 2010-06-30
Diamond Information Institute
filed 2010-09-08
CIK 1429859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended JUNE 30, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-149978

DIAMOND INFORMATION INSTITUTE, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2935867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 W. Sahara Avenue, Suite 800
Las Vegas, Nevada	89102
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (702) 666-8570

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X ..

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  X . No      .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X .

The number of shares of Common Stock, $0.001 par value, outstanding on May 10, 2010 was 11,863,100 shares.

DIAMOND INFORMATION INSTITUTE, INC.

FINANCIAL STATEMENTS

JUNE 30, 2010

DIAMOND INFORMATION INSTITUTE, INC.

TABLE OF CONTENTS

JUNE 30, 2010

DIAMOND INFORMATION INSTITUTE, INC.

BALANCE SHEETS

AS OF JUNE 30, 2010 and DECEMBER 31, 2009

ASSETS	JUNE 30, 2010	December 31, 2009 (audited)

Net assets	$302,680	$-0-

Total Assets	$302,680	$-0-

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$18,483	$-0-
Long-Term Liabilities	$529,254
Stockholder's Equity (Deficit)
Common stock, par value $0.001, 25,000,000 shares authorized, 11,813,100 and 11,643,100 shares issued and outstanding Preferred Shares issued and outstanding 272,010 and 0 shares	12,107	11,814
Additional paid in capital	1,660,285	1,660,535
Accumulated deficit	(1,852,344)	(1,672,349)
Total Stockholder's Equity (Deficit)	(179,951)	-0-

Total Liabilities and Stockholder's Equity (Deficit)	$302,680	$-0-

See accompanying notes to financial statements.

DIAMOND INFORMATION INSTITUTE, INC.

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009

Revenues	$125,964	$82,159

Operating Expenses
General and Administrative Expenses	116,010	197,918

Net Loss from Discontinued Operations, net of income tax	0	0

Net Income (Loss)	$9,954	$(91,631)

NET LOSS PER SHARE: BASIC AND DILUTED (CONTINUING OPERATIONS)	$(0.00)	$(0.00)

NET LOSS PER SHARE: BASIC AND DILUTED (DISCONTINUED OPERATIONS)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,813,100	11,745,656

See accompanying notes to financial statements.

DIAMOND INFORMATION INSTITUTE, INC.

STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

AS OF JUNE 30, 2010

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2010	11,813,100	$11,643	$1,660,535	$(1,698,480)	$(26,131)

Issuance of Preferred Stock	272,010	272		-	272

	-	-	-	-	-

Balance, June 30, 2010	12,085,010	12,086	1,660,535	(1,698,480)	(25,859)

Net Income for the period ended June 30, 2010	-	-	-	9,954	9,954

Balance, JUNE 30, 2010	12,085,010	$12,086	$1,660,535	$(1,688,526)	$(15,905)

See accompanying notes to financial statements.

DIAMOND INFORMATION INSTITUTE, INC.

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$9,954	$0

CASH FLOWS FROM FINANCING ACTIVITIES
	44,526	0

CASH FLOWS FROM OPERATIONS	(44,687)	0

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash flows from discontinued operations	0	0

Net increase in cash	0	0

Cash, beginning of period	0	0
Cash, end of period	$(161)	0

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for income taxes	$0	$0
Cash paid for interest	$0	$0

See accompanying notes to financial statements.

DIAMOND INFORMATION INSTITUTE, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 1 – NATURE OF OPERATIONS AND BUSINESS CONTINUITY

Diamond Information Institute Inc., formerly doing business as Designs by Bergio [the "Company"] was engaged in the product design, manufacturing, distribution of fine jewelry throughout the United States.

Effective September 28th, 2009 Diamond Information Institute Inc (“Diamond”) entered into a Memorandum of Understanding (“MOU”) with Serengeti Consulting Inc. (“Serengeti”) to purchase a all of the assets and operations of Serengeti. This agreement was approved by the Board on May 14, 2010 and completed on May 17, 2010. Diamond issued 250,000 shares of Preferred C stock in a stock for stock transaction for all of the shares of Serengeti. Serengeti is currently a wholly owned sub of Diamond.

Effective October 1st, 2009 Diamond Information Institute Inc entered into a Memorandum of Understanding (“MOU”) with Extractive Technologies Inc. (“ETI”) to purchase a non-exclusive license for applications of a hydrogen cell technology and certain IP assets owned by ETI. The agreed upon price was 500,000 shares of it Preferred C series stock yet to be incorporated into the Articles of the company. This agreement was never completed.

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

On February 2, 2010 Bergio International, Inc. (the “Seller”), owner of 98% of the outstanding common shares of the Company, entered into a share purchase agreement (the “Agreement”) with Macau Consultants and Advisory Services Inc. (the “Buyer”). In accordance with the terms and provisions of the Agreement, the Seller sold an aggregate of 11,863,100 shares of common stock of the Company to Buyer in exchange for $225,000. The closing of the Agreement occurred March 18, 2010. New officers and directors of the Company were appointed and a change of control of the Company occurred.

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. With the purchase of Serengeti Consulting Inc. the company management feel confident that they can find compatible businesses to purchase to assist them in growing in line with their business plan. The company is currently working with advisors to raise capital for the anticipated purchases in the future. The ability to continue as a going concern is dependent upon the Company expanding on their existing business model and finding new business’s that can generate sufficient cash flow without taking on a large amount of debt financing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DIAMOND INFORMATION INSTITUTE, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of JUNE 30, 2010.

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

DIAMOND INFORMATION INSTITUTE, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

DIAMOND INFORMATION INSTITUTE, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Authoritative Accounting Guidance (continued)

FASB ASC Topic 855, “Subsequent Events” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009. Effective February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” which revised certain disclosure requirements. ASU No. 2010-09 did not have a significant impact on the Company’s consolidated financial statements. The company evaluated subsequent events, which are events or transactions that occurred after December 31, 2009 through the issuance of the accompanying consolidated financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2010, the Company entered into a consulting agreement with its principal shareholder. Expenses incurred, and amounts owed under the Agreement, during the three months ended March 31, 2010 were $26,131.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

At JUNE 30, 2010, the Company neither owned nor leased any real or personal property.

NOTE 5 – DISCONTINUED OPERATIONS

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

DIAMOND INFORMATION INSTITUTE, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 6 – INCOME TAXES

Deferred income tax assets [liabilities] are as follows:

	June 30,	December 31,
	2010	2009

Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$665,325	$656,485
Allowance for Doubtful Accounts	34,511	34,511
Allowance for Sales Returns	13,903	13,903

Totals	713,739	704,899

Deferred Income Tax Liabilities:
Property and Equipment	$(25,925)	$(25,925)
Sec. 481 Adjustment - Accrual Basis	(249,919)	(249,919)
Totals	(275,844)	(275,844)
Gross Deferred Tax Asset [Liability]	437,895	429,055

Valuation Allowance for Deferred Taxes	(437,895)	(429,055)
Net Deferred Tax Asset [Liability]	$--	$--

Reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	2009	2008

U.S. statutory rate	(34%)	(34%)
State income taxes – net of federal benefit	6%	6%
Change in valuation allowance and other	28%	21%
Effective rate	--	(7%)

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2010 and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Income Tax (Benefit) Provision

At June 30, 2010, the Company had approximately $1,600,000 of federal net operating tax loss carryforwards expiring at various dates through 2030. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time and the conversion of warrants, options or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

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

Acquisitions:

On May 14, 2010 The Company acquired all of the stock of Serengeti Consulting, Inc. Agreement (the "Agreement") and issued 250,000 shares of restricted Series C preferred stock valued at $10.00 per share to the holders of the stock of Serengeti Consulting, Inc as full satisfaction for all the outstanding stock of Serengeti Consulting, Inc.

Accordingly the Profit and Loss and the Balance sheets were consolidated for the three months ending June 30, 2010.

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

There is uncertainty regarding the value of our planned investments in restricted securities.

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

The lack of liquidity of restricted securities may adversely affect our planned business.

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

Some of our planned portfolio companies may be highly leveraged.

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

Fluctuations may occur in our quarterly results.

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

Our future financial condition and results of operations will depend on our ability to effectively manage any future growth.

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

We will operate in a highly competitive market for investment opportunities .

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended JUNE 30, 2010 and currently, we have no recent sales of unregistered securities.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended JUNE 30, 2010.

ITEM 3 Defaults Upon Senior Securities

None

ITEM 4 Submission of Matters to a Vote of Security Holders

None

ITEM 5 Other Information

None

ITEM 6 Exhibits

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND INFORMATION INSTITUTE INC.

Dated: June 30, 2010	By:	/s/ DANIEL McCORMICK
Daniel McCormick,
Chief Executive Officer, Secretary

Dated: June 30 , 2010	By:	/s/ LORNE R. GALE
Lorne R. Gale, Chief Financial Officer, Treasurer

DIAMOND INFORMATION INSTITUTE, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ DANIEL McCORMICK
Dated: June 30, 2010		Director

Dated: June 30, 2010	By:	/s/ LORNE R. GALE
Director

Dated: June 30, 2010	By:	/s/ MERLIN LARSON
Director