Form 10-Q/A
period 2010-06-30
Diamond Information Institute
filed 2010-10-01
CIK 1429859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

DIAMOND INFORMATION INSTITUTE, INC.

FINANCIAL STATEMENTS

JUNE 30, 2010

DIAMOND INFORMATION INSTITUTE, INC.

DIAMOND INFORMATION INSTITUTE, INC.

BALANCE SHEETS

AS OF JUNE 30, 2010 and JUNE 30, 2009

ASSETS	JUNE 30, 2010	JUNE, 2009

Net assets	$420,318	$1,976,430

Total Assets	$420,318	$1,976,430

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$18,483	$1,962,091
Long-Term Liabilities	$529,254	167,161
Stockholder's Equity (Deficit)
Common stock, par value $0.0001, 3,000,000,000 shares authorized, 11,813 and 11,813,100 shares issued and outstanding Preferred Shares issued and outstanding 272,010 and 0 shares	273	11,814
Additional paid in capital	1,560,834	1,653,535
Accumulated deficit	(1,688,526)	(1,818,171)
Total Stockholder's Equity (Deficit)	(127,419)	(152,822)

Total Liabilities and Stockholder's Equity (Deficit)	$420,318	$1,976,430

See accompanying notes to financial statements.

DIAMOND INFORMATION INSTITUTE, INC.

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009

Revenues	$125,964	$82,159

Operating Expenses
General and Administrative Expenses	116,010	199,478

Net Loss from Discontinued Operations, net of income tax	0	0

Net Income (Loss)	$9,954	$(117,319)

NET LOSS PER SHARE: BASIC AND DILUTED (CONTINUING OPERATIONS)	$(0.00)	$(0.00)

NET (LOSS ) GAIN PER SHARE: BASIC AND DILUTED (DISCONTINUED OPERATIONS)	$.84	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,814	11,813,100

See accompanying notes to financial statements.

DIAMOND INFORMATION INSTITUTE, INC.

STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

AS OF JUNE 30, 2010

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2010	11,813,100	$11,643	$1,660,535	$(1,698,480)	$(26,131)
Decrease par to .0001 May 18, 2010	11,813,100	1,181	1,671,168	(1,698,480)	(26,131)
Reverse Stock Split May 28, 2010	11,813	1.18	1,672,348	(1,698,480)	(26,131)
Preferred Stock Issued May 2010	272,010	272	(111,514)		(111,264)
	-	-	-

Balance, June 30, 2010	283,823	273	1,560,834	(1,698,480)	(137,373)

Net Income for the period ended June 30, 2010	-	-	-	9,954	9,954

Balance, JUNE 30, 2010	283,823	$273	$1,560,834	$(1,688,526)	$(127,419)

See accompanying notes to financial statements.

DIAMOND INFORMATION INSTITUTE, INC.

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$9,954	$0

CASH FLOWS FROM FINANCING ACTIVITIES
	44,526	0

CASH FLOWS FROM OPERATIONS	(44,687)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash flows from financing activities	55,448	0

Net increase in cash	10,761	0

Cash, beginning of period	0	0
Cash, end of period	$10,761	0

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for income taxes	$0	$0
Cash paid for interest	$0	$0

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

DIAMOND INFORMATION INSTITUTE, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Use of net operating loss carry-forwards for income tax purposes may be limited by Internal Revenue Code section 382 if a change of ownership occurs.

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

NOTE 6 – INCOME TAXES

Deferred income tax assets [liabilities] are as follows:

	June 30,	December 31,
	2010	2009

Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$665,325	$656,485
Allowance for Doubtful Accounts	34,511	34,511
Allowance for Sales Returns	13,903	13,903

Totals	713,739	704,899

Deferred Income Tax Liabilities:
Property and Equipment	$(25,925)	$(25,925)
Sec. 481 Adjustment - Accrual Basis	(249,919)	(249,919)
Totals	(275,844)	(275,844)
Gross Deferred Tax Asset [Liability]	437,895	429,055

Valuation Allowance for Deferred Taxes	(437,895)	(429,055)
Net Deferred Tax Asset [Liability]	$--	$--

Reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

	2009	2008

U.S. statutory rate	(34)%	(34)%
State income taxes – net of federal benefit	6%	6%
Change in valuation allowance and other	28%	21%
Effective rate	--	(7)%

DIAMOND INFORMATION INSTITUTE, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2010

At March 31, 2010, the Company had approximately $1,626,000 of federal net operating tax loss carry-forwards expiring at various dates through 2029. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carry-forwards and tax credit carry-forwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time and the conversion of warrants, options or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carry-forwards could be significantly limited.

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

Income Tax (Benefit) Provision

At June 30, 2010, the Company had approximately $1,600,000 of federal net operating tax loss carry-forwards expiring at various dates through 2030. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carry-forwards and tax credit carry-forwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time and the conversion of warrants, options or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carry-forwards could be significantly limited.

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

The global financial markets are in turmoil, and the economies of the U.S. and many other countries are in recession, which may be severe and prolonged. This status has resulted in diminished opportunities for liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about overall economic stability, and there can be no assurance against further decline. The end markets for certain of our portfolio of prospective companies’ products and services have experienced, and continue to experience, negative economic trends. We are unable to predict the likely duration and severity of this global financial turmoil, and if the current uncertainty continues or economic conditions further deteriorate, our business and the businesses of our portfolio companies could be materially and adversely affected.

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

We will be dependent upon management for our future success .

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

Failure to deploy new capital may reduce our return on equity .

If we fail to invest our capital effectively, our return on equity may be decreased, which could reduce the price of the shares of our common stock.

The market price of our common stock may fluctuate significantly .

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

DIAMOND INFORMATION INSTITUTE INC.

Dated: September 30, 2010	By:	/s/ DANIEL McCORMICK
Daniel McCormick, Chief
Executive Officer, Secretary

Dated: September 30, 2010	By:	/s/ LORNE R. GALE
Lorne R. Gale, Chief Financial Officer, Treasurer

DIAMOND INFORMATION INSTITUTE, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 30, 2010	By:	/s/ DANIEL McCORMICK
Director

Dated: September 30, 2010	By:	/s/ LORNE R. GALE
Director