Form 10-K/A
period 2009-12-31
Diamond Information Institute
filed 2010-12-16
CIK 1429859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-149978

DIAMOND INFORMATION INSTITUTE, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2935867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 W. Sahara Avenue, Suite 800, Las Vegas, Nevada	89102
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

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

Current Business Operations

The Company was organized under the laws of the State of New Jersey in October of 1988. Since approximately 1995, the Company had been involved in the business of designing and manufacturing jewelry under its trade name of the “Bergio” line. Based upon consummation of the Share Purchase Agreement and the subsequent change in control of the Company, the business operations of the Company will change.

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

Some of our planned portfolio companies ,may be highly leveraged.

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

F ASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Company adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

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

DIAMOND INFORMATION INSTITUTE, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Year Ended December 31, 2009	Year Ended December 31, 2008

Net Loss from Discontinued Operations, net of income tax	$(172,953)	$(1,106,856)

NET LOSS PER SHARE: BASIC AND DILUTED (DISCONTINUED OPERATIONS)	$(0.01)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,796,470	12,405,723

DIAMOND INFORMATION INSTITUTE, INC.

STATEMENT OF STOCKHOLDER’S EQUITY

AS OF DECEMBER 31, 2009

	Common stock		Additional paid-in	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Compensation	Total

Balance, January 1, 2008	18,075,000	$18,075	$825,175	$(392,540)	$(14,307)	$436,403
Cancellation of common stock outstanding	(7,200,000)	(7,200)	7,200	-	-	-
Share-based compensation	317,500	317	317,183	-	-	317,500
Amortization of deferred compensation in connection with services rendered	-	-	-	-	14,307	14,307
Issuance of common stock for professional services rendered	450,000	450	449,550	-	-	450,000
Private placement offering of common stock	600	1	599	-	-	600
Net loss for the year ended December 31, 2008	-	-	-	(1,106,856)	-	(1,106,856)

Balance, December 31, 2008	11,643,100	11,643	1,599,707	(1,499,396)	-	(111,954)

Issuance of common stock for professional services rendered	170,000	171	60,828	-	-	60,999

Net loss for the year ended December 31, 2009	-	-	-	(172,953)	-	(172,953)

Balance, December 31, 2009	11,813,100	$11,814	$1,660,535	$(1,672,349)	$-	$-0-

DIAMOND INFORMATION INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Year Ended December 31, 2009	Year Ended December 31, 2008
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash flows from discontinued operations	$0	$0

Cash, beginning of period	0	0
Cash, end of period	$0	$0

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

Effective October 19, 2009, as approved at our shareholder meeting on October 8, 2009, we entered into a Share Exchange Agreement with Alba Mineral Exploration, Inc. (“Alba”), a Delaware Corporation (the “Agreement”). Pursuant to the Agreement, Alba agreed to issue our shareholders a total of 2,585,175 shares of common stock in Alba exchange for all of the shares owned by the Company’s shareholders. Alba was able to successfully acquire over 99% of the shares of the Company which it later sold to an unrelated third party in the first quarter of 2010. Following the transaction described in the Agreement and other accompanying transactions, our former shareholders own 60% of the common stock issued and outstanding in Alba. Also pursuant to the Agreement, Alba acquired all of the assets and liabilities related to our jewelry business. As a result of the transaction the company became a wholly-owned subsidiary of Alba, and all of our operations related to the jewelry business we were in were discontinued due to the subsequent sale in the first quarter of 2010 of 99% of the Company stock to an unrelated third party and the retention of the jewelry business assets and liabilities with the shareholders of Alba. See Note 8.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $18,299 as of December 31, 2009 and has no operating assets or liabilities and no operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company finding new management to develop a new business that generates profitable operations in the future and/or to obtain the necessary capital to fund a new business plan.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718) . To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

DIAMOND INFORMATION INSTITUTE, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 – COMMON STOCK

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

NOTE 4 – COMMON STOCK (CONTINUED)

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 – INCOME TAXES (CONTINUED)

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

DIAMOND INFORMATION INSTITUTE, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 7 – DISCONTINUED OPERATIONS

The Company’s former jewelry business, which was discontinued on October 19, 2009 when all assets and liabilities related to this business were acquired by Bergio International, Inc. (formerly known as Alba Mineral Exploration, Inc.) has been accounted for as discontinued operations in accordance with FASB ASC Topic 205 “Discontinued Operations” . The results of operations of this business have been removed from the results of continuing operations for all periods presented. The assets and liabilities of discontinued operations have been reclassified and are segregated in the balance sheets.

NOTE 8 – SUBSEQUENT EVENTS

On February 2, 2010 Bergio International, Inc. (the “Seller”), owner of 99% of the outstanding common shares of the Company, entered into a share purchase agreement (the “Agreement”) with Macau Consultants and Advisory Services Inc. (the “Buyer”). In accordance with the terms and provisions of the Agreement, the Seller sold an aggregate of 11,852,700 shares of common stock of the Company to Buyer in exchange for $225,000. The closing and consummation of the Agreement occurred March 18, 2010. New officers and directors of the Company were appointed and a change of control of the Company occurred.

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

ITEM 9B OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Mr. Crawford is the owner of Crawford Capital Corporation. Crawford Capital Corporation is ranked as the 8 th largest Twin Cities based venture capital firm in the most recent 2010 Edition of The Minneapolis-St. Paul Business Journal. These rankings are based on total capital raised by all reporting firms from their inception through December 31, 2008. Crawford Capital Corporation’s total at that time was $200,000,000+. Paul Crawford and his wife reside in Minneapolis, MN.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers:
Merlin Larson 2300 W. Sahara Avenue, Suite 800 Las Vegas, Nevada 89102	6,852,700	57.76%
Dennis Atkins 2300 W. Sahara Avenue, Suite 800 Las Vegas, Nevada 89102	2,000,000	16.86%
Paul Crawford 2300 W. Sahara Avenue, Suite 800 Las Vegas, Nevada 89102	2,000,000	16.86%
All executive officers and directors as a group (3 persons)	10,852,700	99.48%
Beneficial Shareholders Greater than 10%
None

*	Less than one percent.

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

DIAMOND INFORMATION INSTITUTE INC.

Dated: December 15, 2010	By:	/s/ PAUL CRAWFORD
Paul Crawford, President/Chief
Executive Officer

Dated: December 15, 2010	By:	/s/ DENNIS ATKINS
Dennis Atkins, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 15, 2010	By:	/s/ PAUL CRAWFORD
Director

Dated: December 15, 2010	By:	/s/ DENNIS ATKINS
Director

Dated: December 15, 2010	By:	/s/ MERLIN LARSON
Director