Form 10-Q/A
period 2010-06-30
Diamond Information Institute
filed 2010-12-16
CIK 1429859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A2

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

DIAMOND INFORMATION INSTITUTE, INC.

FINANCIAL STATEMENTS

JUNE 30, 2010

DIAMOND INFORMATION INSTITUTE, INC.

DIAMOND INFORMATION INSTITUTE, INC.

BALANCE SHEETS

AS OF JUNE 30, 2010 and JUNE 30, 2009

	(Not Reviewed)	(Not Reviewed)
ASSETS	JUNE 30, 2010	JUNE 30, 2009

Net assets	$420,318	$1,976,430

Total Assets	$420,318	$1,976,430

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$18,483	$1,962,091
Long-Term Liabilities	$529,254	167,161
Stockholder's Equity (Deficit)
Common stock, par value $0.0001, 3,000,000,000 shares authorized, 11,813 and 11,813,100 shares issued and outstanding Preferred Shares issued and outstanding 272,010 and 0 shares	273	11,814
Additional paid in capital	1,560,834	1,653,535
Accumulated deficit	(1,688,526)	(1,818,171)
Total Stockholder's Equity (Deficit)	(127,419)	(152,822)

Total Liabilities and Stockholder's Equity (Deficit)	$420,318	$1,976,430

See accompanying notes to financial statements.

DIAMOND INFORMATION INSTITUTE, INC.

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	(Not Reviewed)	(Not Reviewed)
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009

Revenues	$125,964	$82,159

Operating Expenses
General and Administrative Expenses	116,010	199,478

Net Loss from Discontinued Operations, net of income tax	0	0

Net Income (Loss)	$9,954	$(117,319)

NET LOSS PER SHARE: BASIC AND DILUTED (CONTINUING OPERATIONS)	$(0.00)	$(0.00)

NET (LOSS ) GAIN PER SHARE: BASIC AND DILUTED (DISCONTINUED OPERATIONS)	$.84	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,814	11,813,100

See accompanying notes to financial statements.

DIAMOND INFORMATION INSTITUTE, INC.

STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

AS OF JUNE 30, 2010

	(Not Reviewed)		(Not Reviewed)	(Not Reviewed)	(Not Reviewed)
	Common stock		Additional paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2010	11,813,100	$11,643	$1,660,535	$(1,698,480)	$(26,131)
Decrease par to .0001 May 18, 2010	11,813,100	1,181	1,671,168	(1,698,480)	(26,131)
Reverse Stock Split May 28, 2010	11,813	1.18	1,672,348	(1,698,480)	(26,131)
Preferred Stock Issued May 2010	272,010	272	(111,514)		(111,264)
	-	-	-

Balance, June 30, 2010	283,823	273	1,560,834	(1,698,480)	(137,373)

Net Income for the period ended June 30, 2010	-	-	-	9,954	9,954

Balance, JUNE 30, 2010	283,823	$273	$1,560,834	$(1,688,526)	$(127,419)

See accompanying notes to financial statements.

DIAMOND INFORMATION INSTITUTE, INC.

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	(Not Reviewed)	(Not Reviewed)
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$9,954	$0

CASH FLOWS FROM FINANCING ACTIVITIES
	44,526	0

CASH FLOWS FROM OPERATIONS	(44,687)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash flows from financing activities	55,448	0

Net increase in cash	10,761	0

Cash, beginning of period	0	0
Cash, end of period	$10,761	0

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for income taxes	$0	$0
Cash paid for interest	$0	$0

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

NOTE 6 – INCOME TAXES

Deferred income tax assets [liabilities] are as follows:

	(Not Reviewed)	(Not Reviewed)
	June 30,	December 31,
	2010	2009

Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$665,325	$656,485
Allowance for Doubtful Accounts	34,511	34,511
Allowance for Sales Returns	13,903	13,903

Totals	713,739	704,899

Deferred Income Tax Liabilities:
Property and Equipment	$(25,925)	$(25,925)
Sec. 481 Adjustment - Accrual Basis	(249,919)	(249,919)
Totals	(275,844)	(275,844)
Gross Deferred Tax Asset [Liability]	437,895	429,055

Valuation Allowance for Deferred Taxes	(437,895)	(429,055)
Net Deferred Tax Asset [Liability]	$--	$--

DIAMOND INFORMATION INSTITUTE, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 6 – INCOME TAXES (CONTINUED)

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

NOTE 8 – SUBSTANTIALLY DEFICIENT FILING OF FORM 10Q

By letter dated October 26, 2010 from the Securities and Exchange Commssion, Division of Corporate Finance, the Company’s new officers were made aware of the substantial deficiency in filing of Form 10Q for the period ending June 30, 2010. The prior filing of Form 10Q was made without the required review by a PCAOB registered accounting firm and as such, constitutes a substantially deficient filing of the required quarterly report. Accordingly, the columns of the financial statements presented here in this amended filing are now relabeled as “not reviewed” to so indicate the nature of their deficient presentation. Management has engaged the services of a registered public accounting firm to review the financial statements and other contents of Form 10Q of the Company for the period ended June 30, 2010. The Company anticipates filing a further amendment to Form 10Q in the near future upon the completion of said review by its newly engaged registered accounting firm.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4(T) CONTROLS AND PROCEDURES

Our new Chief Executive Officer, Daniel McCormick, and Chief Financial Officer, Lorne Gale, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation effect of this restatement of the financial statements, management has concluded that prior disclosures of disclosure controls and procedures were inaccurate, and as further explained in Footnote 8 to the financial statements for the Company above, Messrs.  McCormick and  Gale concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In order to address and remedy deficiencies in the Company’s disclosure controls and procedures, management has initiated the engagement of an experienced third party consultant to address disclosure controls and procedures on an ongoing basis and has also engaged a PCAOB registered accounting firm to review the Form 10Q and the Company’s financial statements for the period ended June 30, 2010 and all subsequent reporting periods for the Company.

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

DIAMOND INFORMATION INSTITUTE INC.

Dated: December 15, 2010	By:	/s/ DANIEL McCORMICK
Daniel McCormick, Chief
Executive Officer, Secretary

Dated: December 15, 2010	By:	/s/ LORNE R. GALE
Lorne R. Gale, Chief Financial Officer, Treasurer

DIAMOND INFORMATION INSTITUTE, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 15, 2010	By:	/s/ DANIEL McCORMICK
Director

Dated: December 15, 2010	By:	/s/ LORNE R. GALE
Director