Form 10-Q/A
period 2010-06-30
Diamond Information Institute
filed 2011-04-26
CIK 1429859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A2

X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-149978

DIAMOND INFORMATION INSTITUTE, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2935867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1810 E. Sahara Avenue, Suite 1515
Las Vegas, Nevada	89104
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (702) 666-8570

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No X ..

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  X .No      .

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

The number of shares of Common Stock, $0.001 par value, outstanding on April 25, 2011 was 1,500,011,867 shares.

DIAMOND INFORMATION INSTITUTE, INC.

FINANCIAL STATEMENTS

JUNE 30, 2010

DIAMOND INFORMATION INSTITUTE, INC.

DIAMOND INFORMATION INSTITUTE, INC.
Consolidated Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$16,476	$-
Related party receivables	151,995	-
Prepaid expenses	137,500	-

Total Current Assets	305,971	-

PROPERTY AND EQUIPMENT, NET	2,035	-

TOTAL ASSETS	$308,006	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$17,740	$-
Accrued interest payable	51,790	-
Related party payables	23,979	-
Convertible notes payable, related party	492,766	-

Total Current Liabilities	586,275	-

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock $0.0001 par value, 1,000,000
shares authorized, 10 and no shares, issued and
outstanding, respectively	1	-
Series B Preferred Stock, $0.0001 par value,
50,000,000 shares authorized, 134,000 and no
shares issued and outstanding, respectively	13	-
Series C Preferred Stock, $0.0001 par value,
30,000,000 shares authorized, 250,000 and no
shares issued and outstanding, respectively	25	-
Series D Preferred Stock, $0.0001 par value,
5,000,000 shares authorized, no shares
issued and outstanding, respectively	-	-
Common Stock, $0.0001 par value, 2,900,000,000
shares authorized, 1,500,011,867 and 11,814 shares
issued and outstanding, respectively	150,013	3
Additional paid-in capital	2,017,324	1,672,348
Accumulated other comprehensive income (loss)	(6,049)	-
Accumulated deficit	(2,439,596)	(1,672,351)

Total Stockholders' Equity (Deficit)	(278,269)	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$308,006	$-

DIAMOND INFORMATION INSTITUTE, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

CONSULTING REVENUES	$126,265	$-	$126,265	$-

OPERATING EXPENSES
General and administrative	318,677	-	364,895	-
Depreciation expense	198	-	198	-
Impairment expense	511,918	-	511,918	-
Total Operating Expenses	830,793	-	877,011	-

LOSS FROM OPERATIONS	(704,528)	-	(750,746)	-

OTHER INCOME (EXPENSE)
Interest expense	(8,460)	-	(8,460)	-
Loss on disposal of assets	(8,039)	-	(8,039)	-
Total Other Income (Expense)	(16,499)	-	(16,499)	-

LOSS BEFORE TAXES	(721,027)	-	(767,245)	-

Provision for income taxes	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(721,027)	-	(767,245)	-

Loss from discontinued operations, net of tax	-	(117,319)	-	(318,775)

NET LOSS	$(721,027)	$(117,319)	$(767,245)	$(318,775)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustments	(6,049)	-	(6,049)	-

TOTAL COMPREHENSIVE LOSS	$(727,076)	$(117,319)	$(773,294)	$(318,775)

BASIC LOSS PER SHARE FROM
CONTINUING OPERATIONS	$(0.00)	$(9.93)	$(0.00)	$(27.06)

BASIC LOSS PER SHARE FROM
DISCONTINUED OPERATIONS	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	256,912,044	11,813	256,917,944	11,780

DIAMOND INFORMATION INSTITUTE, INC.
Consolidated Statement of Stockholders' Equity (Deficit)
As of June 30, 2010
(Unaudited)

						Accumulated		Total
					Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)

Balance, December 31, 2008	-	$ -	11,643	$ 2	$ 1,599,707	$ -	$ (1,499,396)	$ 100,313

Common stock issued for services
at $0.0001 per share	-	-	170	1	60,828	-	-	60,829

Net loss for the year ended
December 31, 2009	-	-	-	-	-	-	(172,853)	(172,853)

Balance, December 31, 2009	-	-	11,813	3	1,672,348	-	(1,672,351)	-

Series A preferred stock issued
for services at $1,000
per share on April 15, 2010	10	1	-	-	9,999	-	-	10,000

Series B preferred stock issued
for cash and services at $2.50
per share in April 2010	134,000	13	-	-	334,977	-	-	334,990

Series C preferred stock issued
in accordance with share purchase
agreement for Serengeti Consulting
on May 17, 2010	250,000	25	-	-	-	-	-	25

Common stock issued for services
at $0.0001 per share on
May 31, 2010	-	-	1,500,000,054	150,010	-	-	-	150,010

Foreign currency translation adjustment	-	-	-	-	-	(6,049)	-	(6,049)

Net loss for the six month
period ended June 30, 2010	-	-	-	-	-	-	(767,245)	(767,245)

Balance, June 30, 2010	384,010	$ 39	1,500,011,867	$ 150,013	$ 2,017,324	$ (6,049)	$ (2,439,596)	$ (278,269)

DIAMOND INFORMATION INSTITUTE, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(767,245)	$-
Adjustment to reconcile net income to net
cash provided by operating activities:
Depreciation	198	-
Loss on disposal of assets	8,040	-
Impairment of assets	510,484	-
Series A preferred stock issued for services	10,000	-
Series B preferred stock issued for services	274,990	-
Common stock issued for services	150,010	-
Change in Operating Assets and Liabilities
Related party receivables	(51,550)	-
Prepaid expenses	(137,500)	-
Accounts payable	(55,344)	-
Accrued interest	(10,780)	-
Related party payables	(6,148)	-

Net Cash Used in Continuing Operating Activities	(74,845)	-
Net Cash Used in Discontinued Operating Activities	-	(21,016)
Net Cash Used in Operating Activities	(74,845)	(21,016)

INVESTING ACTIVITIES
Cash acquired in acquisition of subsidiary	16,267	-

Net Cash Used in Continuing Investing Activities	16,267	-
Net Cash Used in Discontinued Investing Activities	-	(51,065)
Net Cash Used in Investing Activities	16,267	(51,065)

FINANCING ACTIVITIES
Proceeds from the sale of series B preferred stock	60,000	-

Net Cash Used in Continuing Financing Activities	60,000	-
Net Cash Used in Discontinued Financing Activities	-	72,081
Net Cash Used in Financing Activities	60,000	72,081

Foreign currency translation effect on cash	15,054	-

NET INCREASE IN CASH	16,476	-
CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$16,476	$-

DIAMOND INFORMATION INSTITUTE, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes paid	$-	$2,000
Interest paid	-	$38,000

NON CASH FINANCING ACTIVITIES
Preferred stock issued for purchase of subsidiary	$373,767	$-
Stock issued for debt	$-	$55,000

DIAMOND INFORMATION INSTITUTE, INC.

Notes to the Consolidated Financial Statements

June 30, 2010 and December 31, 2009

NOTE 1 – NATURE OF OPERATIONS AND BUSINESS CONTINUITY

Diamond Information Institute Inc., formerly doing business as Designs by Bergio [the "Company"] was engaged in the product design, manufacturing, and distribution of fine jewelry throughout the United States. The Company’s former jewelry business was discontinued on October 19, 2009 when all assets and liabilities related to this business were acquired by Bergio International, Inc., (formerly known as Alba Mineral Exploration, Inc.).

The Company’s business operations now consist of making venture capital investments in private and public companies. The eligible companies qualifying for an investment from the Company will be either companies who currently have a dynamic business plan and are nearing completion of the establishment of that business plan, or businesses that are currently established with positive cash flow but require additional funding to develop existing markets or expand into new markets.

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

On September 28th, 2009 Diamond Information Institute Inc (“Diamond”) entered into a Memorandum of Understanding (“MOU”) with Serengeti Consulting Inc. (“Serengeti”) to purchase all of the capital stock of Serengeti. This agreement was approved by the Board on May 14, 2010 and completed on May 17, 2010. Diamond issued 250,000 shares of Preferred C stock in a stock for stock transaction for all of the shares of Serengeti. Serengeti is currently a wholly owned sub of Diamond.

On April 1, 2010, the Board of Directors of the Company approved an increase in the authorized capital stock to 3,000,000,000 shares consisting of 2,900,000,000 shares of common stock, par value $0.0001, and 100,000,000 shares of preferred stock, par value $0.0001. At this same meeting, the Board approved a 1,000:1 reverse split of the outstanding common stock of the Company. On May 11, 2010, an amendment to the certificate of incorporation was filed which authorizes issuance of 2,900,000,000 shares of common stock, 1,000,000 shares of Class A preferred stock, 50,000,000 shares of Class B preferred stock, 30,000,000 shares of Class C preferred stock, and 5,000,000 shares of Class D preferred stock. The financial statements for the period ended June 30, 2010 reflect these changes to the capitalization of the Company.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

With the purchase of Serengeti Consulting Inc. management feels confident that they can find compatible businesses to purchase to assist them in growing in line with their business plan. The company is currently working with advisors to raise capital for the anticipated purchases in the future. The ability to continue as a going concern is dependent upon the Company expanding on their existing business model and finding new businesses that can generate sufficient cash flow without taking on a large amount of debt financing.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

DIAMOND INFORMATION INSTITUTE, INC.

Notes to the Consolidated Financial Statements

June 30, 2010 and December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The financial statements are presented in US dollars. The Company has adopted a December 31 fiscal year end.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Serengeti Consulting, Inc.  All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the US. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At June 30, 2010 and December 31, 2009, no excess existed. As of June 30, 2010 and December 31, 2009 the Company had $16,476 and $-0- in cash and cash equivalents, respectively.

Fixed Assets

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 7 years for furniture, fixtures, machinery and equipment.  Leasehold improvements are amortized over the lesser of the term of the lease or the economic life of the asset.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements. ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

▪

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

▪

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

▪

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2010 and December 31, 2009.

DIAMOND INFORMATION INSTITUTE, INC.

Notes to the Consolidated Financial Statements

June 30, 2010 and December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

The Company adopted ASC 740, at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s financial statements.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2010 and December 31, 2009.

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

Stock-Based Compensation

The Company records stock-based compensation using the fair value method in accordance with SFAS No. 123 and 123 (R) (ASC 718). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

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

DIAMOND INFORMATION INSTITUTE, INC.

Notes to the Consolidated Financial Statements

June 30, 2010 and December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

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

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009. Effective February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” which revised certain disclosure requirements. ASU No. 2010-09 did not have a significant impact on the Company’s consolidated financial statements. The company evaluated subsequent events, which are events or transactions that occurred after June 30, 2010 through the issuance of the accompanying consolidated financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30,	December 31,
	2010	2009
Automotive equipment	$7,168	$-
Computer equipment	30,445	-
Furniture and fixtures	16,994	-
Accumulated depreciation	(52,572)	-
Property and equipment, net	$2,035	$-

DIAMOND INFORMATION INSTITUTE, INC.

Notes to the Consolidated Financial Statements

June 30, 2010 and December 31, 2009

NOTE 3 – PROPERTY AND EQUIPMENT, NET (Continued)

Depreciation expense for the six months ended June 30, 2010 and for the fiscal year ended December 31, 2009 was $198 and $-0- respectively.  Loss on disposal of assets related to fixed assets for the six months ended June 30, 2010 and for the fiscal year ended December 31, 2009 was $8,039 and $-0- respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has notes payable due to various related parties with a total balance of $23,979 and $-0- as of June 30, 2010 and December 31, 2009, respectively.  The notes payable are unsecured, do not accrue interest and are due upon demand. The proceeds of the note are used to pay for the Company’s basic operating expenses, which include legal fees, accounting and audit fees, and filing fees, etc.

The Company has notes receivable due to various related parties with a total balance of $199,175 and $-0- as of June 30, 2010 and December 31, 2009, respectively.  The receivables do not accrue interest and are due upon demand.

NOTE 5 – DISCONTINUED OPERATIONS

The Company’s former jewelry business was discontinued on October 19, 2009 when all assets and liabilities related to this business were acquired by Bergio International, Inc. (formerly known as Alba Mineral Exploration, Inc.) and has been accounted for as discontinued operations. The results of operations of this business have been removed from the results of continuing operations for all periods presented. The assets and liabilities of discontinued operations have been reclassified and are segregated in the balance sheets.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Notes payable at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009
Convertible note payable on August 1, 2008, 10% interest, unsecured and due on demand	$99,602	$-
Convertible note payable on November 1, 2008, 10% interest, unsecured and due on demand	26,211	-
Convertible note payable on April 15, 2009, 10% interest, unsecured and due on demand	288,320	-
Convertible note payable on May 6, 2009, 10% interest, unsecured and due on demand	78,633	-
Convertible notes payable, net	$492,766	$-

Above convertible notes payable are due to a related party and interest expense for the six months ended June 30, 2010 and December 31, 2009 was $8,307 and $-0-, respectively.

NOTE 7 – ACQUISITION OF SUBSIDIARIES

On September 28th, 2009 Diamond Information Institute Inc (“Diamond”) entered into a Memorandum of Understanding (“MOU”) with Serengeti Consulting Inc. (“Serengeti”) to purchase all of the capital stock of Serengeti. This agreement was approved by the Board on May 14, 2010 and completed on May 17, 2010. Diamond issued 250,000 shares of Preferred C stock in a stock for stock transaction for all of the shares of Serengeti. Serengeti is currently a wholly owned sub of Diamond.  As part of this transaction, the Company recognized a purchase price of $25, which comprised of the following components:

Property and equipment, net	$277,279
Intangible assets	373,767
Net liabilities acquired	(651,021)
Purchase price	$25

On June 30, 2010, the Company evaluated the carrying value of its intangible assets, including goodwill.  Due to the Company’s current net loss position and uncertainty of cash flow, the Company impaired all intellectual property and goodwill.  This resulted in an impairment expense of $373,767.

DIAMOND INFORMATION INSTITUTE, INC.

Notes to the Consolidated Financial Statements

June 30, 2010 and December 31, 2009

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

On April 1, 2010, the Board of Directors of the Company approved an increase in the authorized capital stock to 3,000,000,000 shares consisting of 2,900,000,000 shares of common stock, par value $0.0001, and 100,000,000 shares of preferred stock, par value $0.0001. At this same meeting, the Board approved a 1,000:1 reverse split of the outstanding common stock of the Company. On May 11, 2010, an amendment to the certificate of incorporation was filed which authorizes issuance of 2,900,000,000 shares of common stock, 1,000,000 shares of Class A preferred stock, 50,000,000 shares of Class B preferred stock, 30,000,000 shares of Class C preferred stock, and 5,000,000 shares of Class D preferred stock. The financial statements for the period ended June 30, 2010 reflect these changes to the capitalization of the Company.  The following is a list of all sales of the Company’s preferred and common stock for the six months ended June 30, 2010 and for the year ended December 31, 2009:

Preferred Stock

On April 15, 2010, the Company issued 10 shares of series A preferred stock to one (1) individual, at $1,000 per share, in exchange for cash of $10,000.

In April 2010, the Company issued 134,000 shares of series B preferred stock at $2.50 per share, in exchange for services totaling $274,990 and for cash of $60,000.

On May 17, 2010, the Company issued 250,000 shares of series C preferred stock in exchange for all the shares issued and outstanding of Serengeti Consulting, Inc. valued at $0.0001 per share.

Common Stock

On May 31, 2010, the Company issued 1,500,000,054 shares of common stock at $0.0001 per share, in exchange for services totaling $150,010.

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

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to the period end, on July 22, 2010, the note holder elected to convert $76,000 of the outstanding convertible notes payable into 760,000,000 shares of common stock of the Company. As of June 30, 2010, $394,000 of such convertible notes remains outstanding and convertible into shares of the Company’s common stock.

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

ITEM 1 - Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Diamond Information Institute Inc., formerly doing business as Designs by Bergio [the "Company"] was engaged in the product design, manufacturing, and distribution of fine jewelry throughout the United States. The Company’s former jewelry business was discontinued on October 19, 2009 when all assets and liabilities related to this business were acquired by Bergio International, Inc., (formerly known as Alba Mineral Exploration, Inc.).

The Company’s business operations now consist of making venture capital investments in private and public companies. The eligible companies qualifying for an investment from the Company will be either companies who currently have a dynamic business plan and are nearing completion of the establishment of that business plan, or businesses that are currently established with positive cash flow but require additional funding to develop existing markets or expand into new markets.

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

On September 28th, 2009 Diamond Information Institute Inc (“Diamond”) entered into a Memorandum of Understanding (“MOU”) with Serengeti Consulting Inc. (“Serengeti”) to purchase all of the capital stock of Serengeti. This agreement was approved by the Board on May 14, 2010 and completed on May 17, 2010. Diamond issued 250,000 shares of Preferred C stock in a stock for stock transaction for all of the shares of Serengeti. Serengeti is currently a wholly owned sub of Diamond.

Agreement for the Purchase of Common Stock and Warrants

Bergio International, Inc. (the “Seller”), as record owner or agent representing 11,863,100 shares of common stock of Diamond Information Institute, Inc., a corporation formed under the laws of the State of New Jersey (the “Company”) entered into a share purchase agreement dated February 2, 2010 (the “Share Purchase Agreement”) with Macau Consultants and Advisory Services Inc. (the “Buyer”). In accordance with the terms and provisions of the Share Purchase Agreement, the Seller sold an aggregate of 11,863,100 shares of common stock (the “Common Stock”) of the Corporation to the Buyer in exchange for $225,000 (the “Purchase Price”). The closing and consummation of the Share Purchase Agreement occurred March 18, 2010 (the “Closing Date”). The Purchase Price shall be paid as follows: (i) $50,000 initial deposit, which as of the date of this Current Report has been paid; (ii) $55,000 within thirty day from the Closing Date, which is due approximately April 18, 2010; (iii) $60,000 within sixty days from the Closing Date, which is due approximately May 18, 2010; and (iv) $60,000 within ninety days from the Closing Date, which is approximately June 18, 2010. As of the date of this Current Report, new officers and directors of the Company have been appointed and the change in control is being effected.

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

Results of Operations

The following table summarizes selected items from the statement of operations for the three and six month periods ended June 30, 2011.

	For the Three Months Ended
	June,		Increase
	2010	2009	(Decrease)
Revenues	$126,265	$-	$126,265
Operating Expenses	830,793	-	830,793
Other expenses	16,499	-	16,499
Net loss from continuing operations	$(721,027)	$-	$(721,027)

	For the Six Months Ended
	June,		Increase
	2010	2009	(Decrease)
Revenues	$126,265	$-	$126,265
Operating Expenses	877,011	-	877,011
Other expenses	16,499	-	16,499
Net loss from continuing operations	$(767,245)	$-	$(767,245)

Revenue

During the three months ended June 30, 2010, the Company realized its first revenue from consulting services provided after divesting of its previous operations.  Accordingly, revenues for the three and six months ended June 30, 2010 have increased by $126,265 over the same periods in 2010.

Operating Expenses

Operating expenses from continuing operations for the three months ended June 30, 2010 consist of depreciation ($198), impairment of intangible assets associated with its acquisition of Serengeti ($511,918), and other general and administrative expenses ($318,677). Other general and administrative expenses consist primarily of stock issued in exchange for services.  No operating expenses from continuing operations were incurred in the same period in 2009.

Operating expenses from continuing operations for the six months ended June 30, 2010 consist of depreciation ($198), impairment of intangible assets associated with its acquisition of Serengeti ($511,918), and other general and administrative expenses ($364,895). Other general and administrative expenses consist primarily of stock issued in exchange for services.  No operating expenses from continuing operations were incurred in the same period in 2009.

Net Operating Loss from Continuing Operations

The net operating losses for the three and six months ended June 30, 2010 was $721,027 and $767,245, respectively.  The Company had no operating income or loss from continuing operations during the same periods in 2009.

Other Expenses

Other expenses from continuing for the three and six months ended June 30, 2010 were $16,499 and $16,499, respectively.  Other expenses consist of interest expense and loss on the disposal of assets.  There were no other expenses from continuing operations during the same periods in 2009.

Discontinued Operations

During the three and six months ended June 30, 2009 the Company realized a loss from its discontinued operations of $117,319 and $318,775, respectively.

Net loss

The net operating loss for the three and six months ended June 30, 2010 was $721,027 and $767,245, respectively, compared to net losses of $117,207 and $318,775 for the same periods in 2009.  Our net operating loss increased due to the factors listed above.

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

Critical Accounting Policies

For a discussion of critical accounting policies please refer to Note 2.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2010, the Board of Directors of the Company approved an increase in the authorized capital stock to 3,000,000,000 shares consisting of 2,900,000,000 shares of common stock, par value $0.0001, and 100,000,000 shares of preferred stock, par value $0.0001. At this same meeting, the Board approved a 1,000:1 reverse split of the outstanding common stock of the Company. On May 11, 2010, an amendment to the certificate of incorporation was filed which authorizes issuance of 2,900,000,000 shares of common stock, 1,000,000 shares of Class A preferred stock, 50,000,000 shares of Class B preferred stock, 30,000,000 shares of Class C preferred stock, and 5,000,000 shares of Class D preferred stock. The financial statements for the period ended June 30, 2010 reflect these changes to the capitalization of the Company.  The following is a list of all sales of the Company’s preferred and common stock for the six months ended June 30, 2010 and for the year ended December 31, 2009:

Preferred Stock

On April 15, 2010, the Company issued 10 shares of series A preferred stock to one (1) individual, at $1,000 per share, in exchange for cash of $10,000.

In April 2010, the Company issued 134,000 shares of series B preferred stock at $2.50 per share, in exchange for services totaling $274,990 and for cash of $60,000.

On May 17, 2010, the Company issued 250,000 shares of series C preferred stock in exchange for all the shares issued and outstanding of Serengeti Consulting, Inc. valued at $0.0001 per share.

Common Stock

On May 31, 2010, the Company issued 1,500,000,054 shares of common stock at $0.0001 per share, in exchange for services totaling $150,010.

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

DIAMOND INFORMATION INSTITUTE INC.

Dated: April 25, 2010	By:	/s/ Christopher Glover
Christopher Glover, Chief
Executive Officer, Secretary

Dated: April 25, 2010	By:	/s/ LORNE R. GALE
Lorne R. Gale, Chief Financial Officer, Treasurer

DIAMOND INFORMATION INSTITUTE, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 25, 2010	By:	/s/ Christopher Glover
Director

Dated: April 25, 2010	By:	/s/ LORNE R. GALE
Director