Form 10-Q
period 2010-09-30
THERAPY CELLS INC
filed 2011-09-22
CIK 1429859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

       . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-149978

THERAPY CELLS, INC.

(Exact name of registrant as specified in its charter)

Wyoming	22-2935867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1810 E. Sahara Avenue, Suite 1454
Las Vegas, Nevada	89104
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (702) 666-8570

Securities registered under Section 12(b) of the Act:   None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No   X  .

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

Yes      . No   X  .

The number of shares of Common Stock, $0.0001 par value, outstanding on September 21, 2011 was 1,037,352 shares.

DIAMOND INFORMATION INSTITUTE, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

DIAMOND INFORMATION INSTITUTE, INC.

THERAPY CELLS, INC.
(FORMERLY DIAMOND INFORMATION INSTITUTE, INC.)
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$2,074	$-

Total Current Assets	2,074	-

PROPERTY AND EQUIPMENT, NET	1,517	-

TOTAL ASSETS	$3,591	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable, related party	$165,838	$-
Accounts payable and accrued liabilities	25,333	-
Accrued interest	61,845	-
Related party payables	12,345	-
Convertible notes payable, related party	352,801	-
Total Current Liabilities	618,162	-

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001, par value; 100,000,000 shares authorized; 91,000,000 shares designated as Series A through F preferred stock, respectively
Series A Preferred Stock, $0.0001, par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Series B Preferred Stock, $0.0001 par value; 10,000,000 shares authorized, 134,000 and 0 shares issued and outstanding, respectively	13	-
Series C Preferred Stock, $0.0001 par value; 10,000,000 shares authorized, 250,000 and 0 shares issued and outstanding, respectively	25	-
Series D Preferred Stock, $0.0001 par value, 30,000,000 shares authorized, none issued or outstanding	-	-
Series E Preferred Stock, $0.0001 par value, 30,000,000 shares authorized, none issued or outstanding	-	-
Series F Preferred Stock, $0.0001 par value; 10,000,000 shares authorized, none issued or outstanding	-	-
Common Stock, $0.0001 par value, 2,900,000,000 shares authorized, 1,306,675 and 9 shares issued and outstanding, respectively	131	1
Additional paid-in capital	2,169,837	1,672,348
Accumulated deficit	(2,792,469)	(1,672,349)
Accumulated other comprehensive income:
Foreign currency translation gain	7,892	-

Total Stockholders' Deficit	(614,571)	-

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,591	$-

See accompanying notes to the consolidated financial statements.

THERAPY CELLS, INC.
(FORMERLY DIAMOND INFORMATION INSTITUTE, INC.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

CONSULTING REVENUES FROM SHAREHOLDER	$(100,771)	$-	$25,494	$-

OPERATING EXPENSES
General and administrative	47,418	-	412,313	-
Compensation	-	-	564,985	-
Depreciation expense	353	-	551	-
Impairment expense	-	-	138,151	-
Total Operating Expenses	47,771	-	1,116,000	-

LOSS FROM OPERATIONS	(148,542)	-	(1,090,506)	-

OTHER (INCOME) EXPENSE
Interest expense	13,115	-	21,575	-
Loss on sale of assets	-	-	8,039	-
Other (Income) Expense, net	13,115	-	29,614	-

LOSS BEFORE TAXES	(161,657)	-	(1,120,120)	-

INCOME TAX PROVISION	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(161,657)	-	(1,120,120)	-

Loss from discontinued operations, net of tax	-	(40,637)	-	(359,412)

NET LOSS	(161,657)	(40,637)	(1,120,120)	(359,412)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustments	(13,941)	-	7,892	-

TOTAL COMPREHENSIVE LOSS	$(175,598)	$(40,637)	$(1,112,228)	$(359,412)

Net loss per common share - basic and diluted

Net loss per common share from continuing operations	$(0.00)	$-	$(0.00)	$-
Net loss per common share from discontinued operations	-	(3.44)	-	(30.48)

Total net loss per common share - Basic and diluted	$(0.00)	$(3.44)	$(0.00)	$(30.48)

Weighted average common shares outstanding - Basic and diluted	1,850,011,867	11,813	788,290,279	11,791

See accompanying notes to the consolidated financial statements.

THERAPY CELLS, INC.
(FORMERLY DIAMOND INFORMATION INSTITUTE, INC.)
Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)

							Accumupated other
							Comprehensive income
							Income	Total
					Additional		Foreign Currency	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Translation	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Gain	(Deficit)

Balance, December 31, 2008	-	$-	8	$1	$1,611,349	$(1,499,396)	$-	$111,954

Common stock issued for services at $0.125 per share	-	-	1	-	60,999	-	-	60,999

Net loss	-	-	-	-	-	(172,953)	-	(172,953)

Balance, December 31, 2009	-	-	9	1	1,672,348	(1,672,349)	-	-

Series B preferred stock issued for cash and services at $2.50 per share	134,000	13	-	-	334,977	-	-	334,990

Series C preferred stock issued for acquisition of Serengeti Consulting, Inc.	250,000	25	-	-	(25)	-	-	-

Common stock issued for services at $0.12 per share	-	-	1,000,000	100	116,567	-	-	116,667

Common stock issued for conversion of convertible debt at $0.15 per share	-	-	306,666	30	45,970	-	-	46,000

Comprehensive loss
Net loss	-	-	-	-	-	(1,120,120)	-	(1,120,120)
Foreign currency translation gain	-	-	-	-	-	-	7,892	7,892

Total comprehensive loss	-	-	-	-	-	(1,120,120)	7,892	(1,112,228)

Balance, September 30, 2010	384,000	$38	1,306,675	$131	$2,169,837	$(2,792,469)	$7,892	$(614,571)

See accompanying notes to the consolidated financial statements.

THERAPY CELLS, INC.
(FORMERLY DIAMOND INFORMATION INSTITUTE, INC.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

OPERATING ACTIVITIES
Net loss	$(1,120,120)	$(359,412)
Adjustment to reconcile net loss to net cash used in operating activities:
Sales returns and allowances reserve	-	(97,545)
Depreciation	551	47,670
Impairment of assets	138,151	-
Compensation realized on acquisition	373,742	-
Common stock issued for services	116,667	61,000
Series B preferred stock issued for services	274,990	-
Allowance for doubtful accounts	-	6,000
Change in Operating Assets and Liabilities:
Accounts receivable	-	374,963
Inventory	-	(141,517)
Prepaid expenses	-	32,385
Accounts payable, related party	233,491	-
Accounts payable and accrued expenses	(37,992)	22,379

Net Cash Used in Operating Activities	(20,520)	(54,077)

INVESTING ACTIVITIES
Cash acquired in acquisition	13,238	-
Capital expenditures	-	(61,626)

Net Cash Provided by (Used in) Investing Activities	13,238	(61,626)

FINANCING ACTIVITIES
Cash overdraft	-	17,326
Advnaces from stockholder	-	76,547
Advnaces from bank lines of credit, net	-	14,752
Repayments of capital leases	-	(17,897)
Proceeds from notes payable	-	100,000
Repayments of notes payable	-	(75,025)
Repayments of convertible notes payable	(58,536)	-
Proceeds from the sale of series B preferred stock	60,000	-

Net Cash Provided by Financing Activities	1,464	115,703

Effect of Foreign currency translation on cash	7,892	-

NET CHANGE IN CASH	2,074	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$2,074	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$(3,460)	$-

NON CASH FINANCING ACTIVITIES
Stock issued for conversion of debt	$46,000	$-

See accompanying notes to the consolidated financial statements.

THERAPY CELLS, INC.

(Formerly DIAMOND INFORMATION INSTITUTE, INC.)

Notes to the Consolidated Financial Statements

September 30, 2010 and 2009

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Diamond Information Institute Inc., was organized under the laws of the State of New Jersey on October 24, 1988. On May 20, 2011, the Company was redomiciled under the laws of the State of Wyoming and the stockholders approved an amendment to the Certificate of Incorporation to change the name to Therapy Cells, Inc. (“Therapy” or the “Company”).

Since approximately 1995, the Company had been involved in the designing, manufacturing, and distribution of fine jewelry throughout the United States under its tradename “Bergio”.

On October 19, 2009, the Company entered into a share exchange agreement wherein the Company sold all of its assets and liabilities associated with its jewelry business to Alba Mineral Exploration, Inc (“Alba”).  As consideration for the sale, Alba issued 2,585,175 shares of its common stock to shareholders of the Company.  As a result of this share exchange, the Company’s former jewelry business was discontinued.

On February 2, 2010 Bergio International, Inc. (“Bergio”) entered into a share purchase agreement with Macau Consultants and Advisory Services Inc (“Macau”), which closed effective as of March 18, 2010.  In accordance with the terms and provisions of the agreement, Bergio sold an aggregate of 11,852,700 shares of common stock, representing 99% of the total outstanding capital stock of the Company, to Macau in exchange for $225,000. The closing of the Agreement occurred March 18, 2010.  New officers and directors of the Company were appointed and a change of control of the Company occurred.

On May 17, 2010 the Company purchased all of the issued and outstanding capital stock of Serengeti Consulting Inc. (“Serengeti”), an entity under common control by issuing 250,000 shares of Series C Preferred stock of the Company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - unaudited interim financial information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on December 16, 2010

Principles of consolidation

The consolidated financial statements include all accounts of Therapy as of September 30, 2010 and 2009 and for the interim periods then ended and all accounts of Serengeti as of September 30, 2010 and for the period from May 17, 2010 (date of acquisition) through September 30, 2010.  All inter-company balances and transactions have been eliminated.

Use of Estimates

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

The Company’s significant estimates include the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to estimated useful lives of property and equipment; revenue recognized or recognizable and income tax provision.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Business combination

In accordance with section 805-10-05 of the FASB Accounting Standards Codification the Company allocates the purchase price of acquired entities to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values.

Management makes estimates of fair values based upon assumptions believed to be reasonable.  These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from revenues, customer relationships, key management and market positions, assumptions about the period of time the acquired trade names will continue to be used in the Company’s combined product portfolio, and discount rates used to establish fair value.  These estimates are inherently uncertain and unpredictable.  Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued liabilities, and accrued interest payable approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of related party payables or convertible notes, related party due to their related party nature.

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of revenues and, gross margins. These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions.  Factors, such as increased competition or a decrease in the desirability of the Company’s services, could lead to lower projected revenue levels, which would adversely impact cash flows.  A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of operations.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Property, plant and equipment

Property and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from three (3) years to ten (10) years.  Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved b.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. aounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Chinese Yuan or Reminbi, the Company’s Chinese operating subsidiaries' functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“Section 505-50-30”).

Pursuant to Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Pursuant to Paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Foreign currency translation

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification (“Section 830-10-45”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars.  Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

Foreign currency translation

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.  If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of operations. If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of operations.  If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the consolidated statements of operations.

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiary’s local currency to be the functional currency for its foreign subsidiary.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially dilutive shares outstanding for the interim period ended September 30, 2010 or 2009.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recent Accounting Pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•

An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•

In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•

Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $2,792,469 at September 30, 2010 with a net loss from continuing operations of $1,120,120 and net cash used in operating activities of continuing operations of $20,520 for the interim period then ended, respectively.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.  The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – ACQUISITION OF AN ENTITY UNDER COMMON CONTROL

On May 17, 2010 the Company acquired all of the issued and outstanding capital stock of Serengeti, an entity under common control by issuing 250,000 shares of Series C Preferred stock of the Company. As the share exchange was between entities under common control, the net assets acquired and liabilities assumed were recorded at their carrying amounts at the date of acquisition in accordance with ASC 805 “Business Combinations”. As part of this transaction, the Company recognized compensation of $373,742, which comprised of the following components:

Net assets acquired	$ 277,279
Net liabilities assumed	(651,021)
Compensation recognized	$373,742

NOTE 5 – RELATED PARTY TRANSACTIONS

Related-Party Payables

The related-party advances made to the Company total $12,345 at September 30, 2010, are unsecured, non interest bearing and due upon demand.

Convertible Notes Payable

Prior to the acquisition of Serengeti by the Company, Serengeti owes $352,801 for notes payable to related parties as of September 30, 2010. The notes payable accrue interest at 10% per annum, compounded annually, are unsecured and due upon demand.

In connection with these notes, the Company has accrued $61,845 of interest payable due to a related party.  Interest expense for the nine months ended September 20, 2010 related to these notes totaled $16,630.

Each convertible note plus accrued interest are convertible into common shares of the Company at any time at $0.0001 per share.

Consulting Revenues from Shareholder

Total consulting revenue of $25,494, for the nine months ended September 30, 2010, was to Macau Consultants and Advisory Services Inc, a shareholder of the Company.

NOTE 6 – CAPITAL STOCK

On April 1, 2010, the Board of Directors of the Company approved an increase in the authorized capital stock to 3,000,000,000 shares consisting of 2,900,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001. Of the preferred shares, 1,000,000 shares were designated Series A, 34,000,000 shares of preferred stock were designated Series B, 30,000,000 shares of preferred stock were designated Series C, and 35,000,000 shares of preferred stock were designated Series D, At this same meeting, the Board approved a 1,000:1 reverse-split of the outstanding common stock of the Company.

The financial statements for the interim period ended September 30, 2010 have been presented to give retroactive effect to the reverse stock split.

The following is a list of all sales of the Company’s preferred and common stock for the nine months ended September 30, 2010 and for the year ended December 31, 2009:

Preferred Stock

The Company is authorized to issue 1,000,000 shares of Series A preferred stock (“Series A”).  The Series A has no conversion rights.

The total aggregate issued shares of Series A preferred stock, regardless of their number, have voting rights equal to four times the sum of: (i) the total number of shares of common stock which are issued and outstanding at the time of conversion, plus (ii) the total number of shares of Series B, Series C and Series D preferred stocks which are issued and outstanding at the time of voting.

The holders of Series A shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.

Shares of Series A are anti-dilutive.

In April 2010, the Company issued 134,000 shares of Series B preferred stock (“Series B”) at $2.50 per share, in exchange for services totaling $274,990 and for cash of $60,000.

In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, Series B preferred stock shall be entitled to receive, prior to any distribution or payment being made to the holders of any stock ranking junior to the Series B preferred stock, an amount per share for each share of Series B preferred stock held by them equal to the sum of $1.00 per share (as adjusted for any stock dividends, combinations, or splits), plus all declared but unpaid dividends (if any) on each share of preferred stock.

The Series B preferred stock, are convertible, at any time, into the number of shares of common stock equal by multiplying the total value of shares of the Series B preferred stock by the initial price of each share of Series B ($2.50), dividing the total by the current market price of the common stock on the day of conversion and multiplying the resulting total by 1.2 times. Shares of Series B preferred stock are anti-dilutive to reverse splits.

The Series B preferred stock has voting rights equal to one vote per share.

Preferred Stock

The holders of Series B shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.

On May 17, 2010, the Company issued 250,000 shares of Series C preferred stock (“Series C”) in exchange for all the shares issued and outstanding of Serengeti Consulting, Inc. valued at $0.0001 per share.

In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, Series C preferred stock shall be entitled to receive, prior to any distribution or payment being made  to the holders of any stock ranking junior to the Series C preferred stock, an amount per share for each share of Series C Preferred Stock held by them equal to the sum of $1.00 per share (as adjusted for any stock dividends, combinations, or splits), plus all declared but unpaid dividends (if any) on each share of preferred stock.

The Series C preferred stock, are convertible, at any time, into 40 shares of common stock, per share.

The Series C preferred stock has voting rights equal to one vote per share.

The holders of Series C shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.

Shares of Series C are anti-dilutive.

Common Stock

In February 2009, the Company issued to its CEO 33 (post-split) shares of restricted common stock with a fair value of $600 per share or $20,000 for services as a Board of Directors member throughout 2009.  The Share-based Compensation expense for the three and nine months ended September 30, 2009 amounted to $5,000 and $15,000, respectively.

In February 2009, the Company issued its securities counsel 13 (post-split) shares of restricted common stock with a fair value of $600 per share or $8,000 for legal services to be provided for the Company’s SEC filings for the 2009 reporting year.

In January 2009, the Company agreed to issue its securities counsel, 67 (post-split) shares of restricted common stock with a fair value of $600 per share or $40,000 for services in connection with the effective filing of Form 15c-211 and submittal to FINRA through a market maker. The Share-Based Compensation expense for the three and nine months ended September 30, 2009 amounted to $0 and $40,000, respectively.

On May 31, 2010, the Company issued 1,000,000 (post-split) shares of common stock at $0.15 per share, under employment agreements with its then three officers in advance of services totaling $150,000.  As of September 30, 2010, two of the officers have resigned and $116,667 has been recorded as compensation.

On July 22, 2010, the note holder elected to convert $46,000 of the outstanding convertible notes payable into 306,667 (post-split) shares of common stock of the Company.

NOTE 7 – DISCONTINUED OPERATIONS

The Company’s former jewelry business was discontinued on October 19, 2009 when all assets and liabilities related to this business were acquired by Alba Mineral Exploration, Inc. and has been accounted for as discontinued operations. The results of operations of this business have been removed from the results of continuing operations for all periods presented. The assets and liabilities of discontinued operations have been reclassified and are segregated in the balance sheets.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

On May 31, 2010, the Company entered into an employment agreement (“Employment Agreement”) with its Chief Financial Officer (“CFO”), which requires that the CFO be paid an annual base salary of $50,000 for one (1) year from date of signing and the issuance of 500,000,000 shares of the Company’s common stock. Either party may extend the Employment Agreement for additional one (1) year periods.

Potential Litigation

On September 9, 2011, the Company received a letter from the attorneys for Bergio in regards to the share purchase agreement with Macau. This letter makes reference to a notice of default, dated July 13, 2010, that the shares purchased from Bergio for the controlling block still had an unpaid balance of $175,000 and that there was a material breach of the purchase agreement.

The current letter demands payment of the open balance of $137,500 and states that failure to comply will result in immediate legal action being taken by Bergio.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that there were reportable subsequent events to be disclosed.

On November 19, 2010, the note holder elected to convert $10,000 of the outstanding convertible notes payable into 66,667 (post-split) shares of common stock of the Company.

On November 22, 2010, the note holder elected to convert $20,000 of the outstanding convertible notes payable into 133,333 (post-split) shares of common stock of the Company.

On April 8, 2011, the note holder elected to convert $18,000 of the outstanding convertible notes payable into 120,000 (post-split) shares of common stock of the Company.

On April 11, 2011 the Company elected to change its corporate name from Diamond Information Institute, Inc. to Therapy Cells, Inc.  In addition, the Company changed its state of incorporation and domicile from New Jersey to Wyoming.

On May 11, 2010, an amendment to the certificate of incorporation was filed which authorizes, a decrease to the par value of all shares from $0.001 to $0.0001, an increase to the authorized shares of Series B preferred stock, from 34,000,000 to 50,000,000 shares, and to decrease the authorized 35,000,000 shares of Series D preferred stock to 5,000,000 shares.

On May 13, 2011, the Company formed a wholly owned subsidiary, Therapy Cells JV, Inc. (“JV”), and incorporated the company in the state of Wyoming on such date.

On May 20, 2011, an amendment to the certificate of incorporation was filed which authorizes shares consisting of 2,800,000,000 shares of common stock, par value $0.0001, and 200,000,000 shares of preferred stock, par value $0.0001, a decrease to the authorized shares of Series B preferred stock, from 50,000,000 to 10,000,000 shares, a decrease to the authorized shares of Series C preferred stock, from 30,000,000 to 10,000,000 shares and to increase the authorized 5,000,000 shares of Series D preferred stock to 30,000,000 shares.

On May 24, 2011, an amendment to the certificate of incorporation was filed which authorizes the creation of 30,000,000 shares of Series E preferred stock and 10,000,000 shares of Series F preferred stock.

The Company is authorized to issue 30,000,000 shares of Series D preferred stock (“Series D”).

In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, Series D preferred stock shall be entitled to receive, prior to any distribution or payment being made  to the holders of any stock ranking junior to the Series D preferred stock, an amount per share for each share of Series D preferred stock held by them equal to the sum of $2.50 per share (as adjusted for any stock dividends, combinations, or splits), plus all declared but unpaid dividends (if any) on each share of preferred stock.

The Series D preferred stock, are convertible, at any time,  into the number of shares of common stock equal to the price of the Series D preferred stock divided by the current trading price on the date of conversion. Shares of Series D preferred stock are anti-dilutive to reverse splits.

The Series D preferred stock has voting rights equal to ten votes per share.

The holders of Series D shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.

The Company is authorized to issue 30,000,000 shares of Series E preferred stock (“Series E”).

In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, Series E preferred stock shall be entitled to receive, prior to any distribution or payment being made  to the holders of any stock ranking junior to the Series E preferred stock, an amount per share for each share of Series E preferred stock held by them equal to the sum of $1.00 per share (as adjusted for any stock dividends, combinations, or splits), plus all declared but unpaid dividends (if any) on each share of preferred stock.

The Series E preferred stock, are convertible, at any time,  into the number of shares of common stock by multiplying each share of the Series E preferred stock divided by one thousand (1,000). Shares of Series D preferred stock are anti-dilutive to reverse splits.

The Series E preferred stock has voting rights equal to one thousand (1,000) votes per share.

The holders of Series E shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.

The Company is authorized to issue 10,000,000 shares of Series F preferred stock (“Series F”).

In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, Series F preferred stock shall be entitled to receive, prior to any distribution or payment being made  to the holders of any stock ranking junior to the Series F preferred stock, an amount per share for each share of Series F preferred stock held by them equal to the sum of $0.01 per share (as adjusted for any stock dividends, combinations, or splits), plus all declared but unpaid dividends (if any) on each share of preferred stock.

The Series F preferred stock, are convertible, at any time, into the number of shares of common stock by multiplying the total value of shares of the Series F preferred stock by the initial price of each share of Series B ($0.01), dividing the total by the current market price of the common stock on the day of conversion and multiplying the resulting total by 1.2 times. Shares of Series F preferred stock are anti-dilutive to reverse splits.

The Series F preferred stock has voting rights equal to one vote per share.

The holders of Series F shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.

On August 22, 2011 the Company effectuated a reverse-split of its common shares on a 1,500 shares for one share basis.  All references to common stock in these financial statements have been retroactively restated to show the effect of this action.

On August 26, 2011, JV entered into a Stock Purchase Agreement with two unrelated individuals, whereby the Company purchased 2,000 (90.9%) shares of the issued and outstanding Common shares of Therapy Cells Limited, a New Zealand entity (“TCL”) by the issuance of 3,000,000 shares of the Company’s Series C Preferred stock.

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

ITEM 1 - Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Diamond Information Institute Inc., formerly doing business as Designs by Bergio (the "Company") was organized under the laws of the State of New Jersey in October of 1988. Since approximately 1995, the Company had been involved in the designing, manufacturing, and distribution of fine jewelry throughout the United States under its tradename “Bergio”.

On October 19, 2009, the Company entered into a share exchange agreement wherein the Company sold all of its assets and liabilities associated with its jewelry business to Alba Mineral Exploration, Inc (“Alba”).  As consideration for the sale, Alba issued 2,585,175 shares of its common stock to shareholders of the Company.  Each shareholder received 0.21884 shares of Alba for every share he or she owned in the Company. As a result of this share exchange, the Company’s former jewelry business was discontinued.

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

On September 28, 2009 the Company entered into a Memorandum of Understanding with Serengeti Consulting Inc. (“Serengeti”) to purchase all of the capital stock of Serengeti. This agreement was approved by the Board on May 14, 2010 and completed on May 17, 2010. The Company issued 250,000 shares of Preferred C stock in a stock for stock transaction for all of the shares of Serengeti. Serengeti is currently a wholly owned subsidiary of the Company.

On February 2, 2010 Bergio International, Inc. (f/k/a Alba Minerals, Inc. or “Bergio”) entered into a share purchase agreement with Macau Consultants and Advisory Services Inc (“Macau”).  In accordance with the terms and provisions of the Agreement, Bergio sold an aggregate of 7,902 (post-split) shares of common stock, representing 99% of the total outstanding capital stock of the Company, to Macau in exchange for $225,000. The closing of the Agreement occurred March 18, 2010.  New officers and directors of the Company were appointed and a change of control of the Company occurred.

Agreement for the Purchase of Common Stock and Warrants

Bergio International, Inc. (the “Seller”), as record owner or agent representing 7,909 (post-split) shares of common stock of Diamond Information Institute, Inc., a corporation formed under the laws of the State of New Jersey (the “Company”) entered into a share purchase agreement dated February 2, 2010 with Macau Consultants and Advisory Services Inc. (the “Buyer”). In accordance with the terms and provisions of the Share Purchase Agreement, the Seller sold an aggregate of 7,909 (post-split) shares of common stock of the Corporation to the Buyer in exchange for $225,000 (the “Purchase Price”). The closing and consummation of the share purchase agreement occurred March 18, 2010.  As of the date of closing and consummation, new officers and directors of the Company have been appointed and the change in control is being effected.

Overview of Current Business Operations

The Company’s current business operations involve embarking upon a project to make Venture Capital Investments into private and public Companies. The eligible companies qualifying for an investment from the Company will be companies who currently have a dynamic business plan and are nearing completion of the establishment of that business plan or are currently established businesses with positive cash flow but require additional funding to develop existing markets or expand into new markets. Emphasis will be on businesses with a very low overhead and cost of sales thus giving them a large increase in positive cash flow with the injection of new capital into the company. A specific emphasis of the Company will be in the Green Energy as well as the renewable energy fields and the development of Software as a Service (SAAS) sector. The Company will also be operating a consultancy division to assist existing private companies to go public as well as assisting companies who are already public to restructure and raise additional money from the capital markets.

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

Results of Operations

The following table summarizes selected items from the statement of operations for the three and nine month periods ended September 30, 2011.

	For the Three Months Ended
	September 30,		Increase
	2010	2009	(Decrease)
Revenues	$(100,771)	$-	$(100,771)
Operating Expenses	47,771	-	47,771
Other expenses	13,115	-	13,115
Net loss from continuing operations	$(161,657)	$-	$(161,657)

	For the Nine Months Ended
	September 30,		Increase
	2010	2009	(Decrease)
Revenues	$25,494	$-	$25,494
Operating Expenses	1,116,000	-	1,116,000
Other expenses	29,614	-	29,614
Net loss from continuing operations	$(1,120,120)	$-	$(1,120,120)

Revenue

During the three and nine months ended September 30, 2010, the Company recognized $(100,771) and $25,494 in revenue.  Because these are the first periods in which the Company realized revenue from consulting services after divesting of its previous operations, revenues for the three and nine months ended September 30, 2010 have increased (decreased) by $(100,771) and $25,494 over the same periods in 2010.

Operating Expenses

Operating expenses from continuing operations for the three months ended September 30, 2010 consist of depreciation ($353) and other general and administrative expenses ($47,418).  Other general and administrative expenses consist primarily of stock issued in exchange for services.  Because the Company discontinued its prior operations in October of 2009, no operating expenses from continuing operations were incurred in comparative period in 2009.

Operating expenses from continuing operations for the nine months ended September 30, 2010 consist of depreciation ($551), compensation expense associated primarily with its acquisition of Serengeti ($564,985), impairment of assets ($138,151)and other general and administrative expenses ($412,313).  Other general and administrative expenses consist primarily of stock issued in exchange for services.  Because the Company discontinued its prior operations in October of 2009, no operating expenses from continuing operations were incurred in comparative period in 2009.

Other Expenses

Other expenses from continuing operations for the three and nine months ended September 30, 2010 were $13,115 and $29,614, respectively.  Other expenses consist of interest expense and loss on the sale of assets.  Because the Company discontinued its prior operations in October of 2009, no other expenses from continuing operations were incurred in comparative periods in 2009.

Net Operating Loss from Continuing Operations

The net operating losses for the three and nine months ended September 30, 2010 was $161,657 and $1,120,120, respectively.  Because the Company discontinued its prior operations in October of 2009, the Company had no operating income or loss from continuing operations in comparative periods in 2009.

Discontinued Operations

During the three and nine months ended September 30, 2009 the Company realized a loss from its discontinued operations of $40,637 and $359,412, respectively.

Net loss

The net loss for the three and nine months ended September 30, 2010 was $161,657 and $1,120,120, respectively, compared to net losses of $40,637 and $359,412 for the same periods in 2009.  Our net operating loss increased due primarily to the discontinuance of our previous operations in October 2009 and the commencement of our new business model.

Significant Changes in the Number of Employees

We currently have two part-time employees. We do not anticipate a significant change in the number of full time employees over the next 12 months. None of our employees are subject to any collective bargaining agreements.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4(T) CONTROLS AND PROCEDURES

Our new Chief Executive Officer, Christopher Glover, and Chief Financial Officer, Lorne Gale, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation effect of this restatement of the financial statements, management has concluded that prior disclosures of disclosure controls and procedures were inaccurate, and as further explained in Footnote 8 to the financial statements for the Company above, Messrs.  Glover and  Gale concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In order to address and remedy deficiencies in the Company’s disclosure controls and procedures, management has initiated the engagement of an experienced third party consultant to address disclosure controls and procedures on an ongoing basis and has also engaged a PCAOB registered accounting firm to review the Form 10Q and the Company’s financial statements for the period ended September 30, 2010 and all subsequent reporting periods for the Company.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2010, the Board of Directors of the Company approved an increase in the authorized capital stock to 3,000,000,000 shares consisting of 2,900,000,000 shares of common stock, par value $0.0001, and 100,000,000 shares of preferred stock, par value $0.0001. At this same meeting, the Board approved a 1,000:1 reverse split of the outstanding common stock of the Company. On May 11, 2010, an amendment to the certificate of incorporation was filed which authorizes issuance of 2,900,000,000 shares of common stock, 1,000,000 shares of Class A preferred stock, 50,000,000 shares of Class B preferred stock, 30,000,000 shares of Class C preferred stock, and 5,000,000 shares of Class D preferred stock. The financial statements for the period ended September 30, 2010 reflect these changes to the capitalization of the Company, retroactively.  The following is a list of all sales of the Company’s preferred and common stock for the nine months ended September 30, 2010 and for the year ended December 31, 2009:

Preferred Stock

In April 2010, the Company issued 134,000 shares of series B preferred stock at $2.50 per share, in exchange for services and cash.

On May 17, 2010, the Company issued 250,000 shares of series C preferred stock in exchange for all the shares issued and outstanding of Serengeti Consulting, Inc.

Common Stock

In February 2009, the Company issued to its CEO 33 (post-split) shares of restricted common stock with a fair value of $600 per share.

In February 2009, the Company issued its securities counsel 13 shares of restricted common stock with a fair value of $600 per share.

In January 2009, the Company agreed to issue its securities counsel, 67 (post-split) shares of restricted common stock with a fair value of $600 per share.

On May 31, 2010, the Company issued 1,000,000 (post-split) shares of common stock at $0.15 per share, in advance of services totaling $116,667.

On July 22, 2010, a note holder elected to convert $46,000 of the outstanding convertible notes payable into 306,667 (post-split) shares of common stock of the Company.

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

DIAMOND INFORMATION INSTITUTE INC.

Dated: September 21, 2011	By:	/s/ Christopher Glover
Christopher Glover, Chief
Executive Officer, Secretary

Dated: September 21, 2011	By:	/s/ LORNE R. GALE
Lorne R. Gale, Chief Financial Officer, Treasurer

DIAMOND INFORMATION INSTITUTE, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 21, 2011	By:	/s/ Christopher Glover
Director

Dated: September 21, 2010	By:	/s/ LORNE R. GALE
Director