Form 10-K
period 2010-12-31
THERAPY CELLS INC
filed 2019-10-03
CIK 1429859

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010.

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [--Date---] to [--Date---]

Commission File Number: 333-149978

_____________________

THERAPY CELLS INC.

(Exact name of registrant as specified in its charter)

_____________________

New Jersey	22-2935867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1810 E. Sahara Avenue, Suite 1454, Las Vegas, Nevada	89102
(Address of principal executive offices)	(Zip Code)

(702) 666-8570

DIAMOND INFORMATION INSTITUTE, INC.

(Former name or former address and former fiscal year, if changed since last report)

_________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [_]    No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [X]    No  [_]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  [X]    No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]
Emerging Growth Company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  [_]    No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,003,200.

The number of shares of Common Stock, $0.0001 par value, outstanding on December 31, 2010 was 1,506,675.

DIAMOND INFORMATION INSTITUTE, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2009

Index to Report

on Form 10-K

i

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

Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect”, or “anticipate”, or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update and forward-looking statement. Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	Our current lack of working capital;
•	Increased competitive pressures from existing competitors and new entrants;
•	Increases in interest rates or our cost of borrowing or default under any material debt agreements;
•	Inability to raise additional financing;
•	Deterioration in general or regional economic conditions;
•	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	Changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	The fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are ingerently uncertain;
•	Inability to efficiently manage our operations;
•	Loss of customers or sales weakness;
•	Inability to achieve future sales levels or other operating results;
•	Key management or other unanticipated personnel changes;
•	The unavailability of funds for capital expenditures; and
•	Operational inefficiencies in distribution or other systems

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see Item 1A, Risk Factors, in this document.

Throughout this Annual Report references to “we”, our”, “us”, “Diamond”, “the Company”, and similar terms refer to Diamond Information Institute, Inc

Our securities as of September 8, 2008 are registered under the Securities Act of 1933 and we will file reports and other information with the Securities and Exchange Commission as a result. Additionally, we shall file supplementary and periodic information, documents and reports that are required under section 13(a) and Section 15(d) of the Exchange Act , as amended.

Any annual, quarterly, special reports and other information filed with the SEC can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, DC 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I

ITEM 1. BUSINESS

General Business Development

Diamond Information Institute, Inc. was incorporated in the State of New Jersey in October of 1988 and had minimal activity until 1995 when it began in the business of jewelry manufacturing. Diamond has been engaged in the design and manufacture of upscale jewelry from 1995 through October 2009. Effective October 19,2009, as approved at our shareholder meeting on October 8, 2009, we entered into a Share Exchange Agreement with Alba Mineral Exploration, Inc. (“Alba), a Delaware Corporation (the “Agreement”). Pursuant to the Agreement, Alba agreed to issue our shareholders a total of 2, 585,175 shares of common stock in Alba in proportion to their holdings in our company. Following the transaction described in the Agreement and other accompanying transactions, our shareholders own 60% of the common stock issued and outstanding in Alba. Also pursuant to the Agreement, Alba acquired the assets and liabilities related to our business. As a result of the transaction the company became a wholly-owned subsidiary of Alba, and all of our operations related to the jewelry business were discontinued.

Agreement for the Purchase of Common Stock and Warrants

Bergio International, Inc. (the “Seller”), as record owner or agent representing 11,863,100 shares of common stock of Diamond Information Institute, Inc., a corporation formed under the laws of the State of New Jersey (the “Company”) entered into a share purchase agreement dated February 2, 2010 (the “Share Purchase Agreement”) with Macau Consultants and Advisory Services Inc. (the “Buyer”). In accordance with the terms and provisions of the Share Purchase Agreement, the Seller sold an aggregate of 11,863,100 shares of common stock (the “Common Stock”) of the Corporation to the Buyer in exchange for $225,000 (the “Purchase Price”). The closing and consummation of the Share Purchase Agreement occurred March 18, 2010 (the Closing Date”). The Purchase Price shall be paid as follows: (i) $50,000 initial deposit, which as of the date of this Current Report has been paid; (ii) $55,000 within thirty days from the Closing Date, which is due approximately April 18, 2010’ (iii) $60,000 within sixty days from the Closing Date, which is due approximately May 18, 2010; and (iv) $60,000 within ninety days from the Closing Date, which is approximately June 18, 2010. As of the date of this Current Report, new officers and directors of the Company have been appointed and the change in control is being effected. A subsequent current report on form 8-K will be filed disclosing beneficial ownership and control of the Company.

Current Business Operations

The Company was organized under the laws of the State of New jersey in October of 1988. Since approximately 1995, the Company had been involved in the business of designing and manufacturing jewelry under its trade name of the Bergio” line. Based upon consummation of the Share Purchase Agreement and the subsequent change in control of the Company, the business operations of the Company will change.

The Company’s business operations will involve embarking upon a project to make Venture Capital Investments into private and public Companies. The eligible companies qualifying for and investment from the Company will be companies who currently have a dynamic business plan and are nearing completion of the establishment of that business plan or are currently established businesses with positive cash flow but require additional funding to develop existing markets or expand into new markets. Emphasis will be on businesses with a very low overhead and cost of sales thus giving them a large increase in positive cash flow with the injection of new capital into the company. A specific emphasis of the Company will be in the Green Energy as well as the renewable energy fields and the development of Software as a Service (SAAS) sector. The Company will also be operating a consultancy division to assist existing private companies to go public as well as assisting companies who are already public to restructure and raise additional money from the capital markets.

The Company plans on using consultants to execute its business plan as much as possible. That way management is able to access the very best in the industry sectors that the Company will be operating in and the Company will not be encumbered with considerable expensive overhead when the marketplace becomes soft as they all do from time to time. Management believes that the Company’s business model should insulate it from major market downturns since the market sector the Company will be operating in will be fee based. Management further believes that when the general market enters a Bear Market phase, there will be the most demand for the services the Company will be providing. As well as the consultancy side of the Company’s business, the Company will be able to monitor and assist any companies it invests in to ensure the Company’s investment s grow and mature on a timely basis with as little harm from cycles in the specific investment sectors that the Company invests in as possible.

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

Environmental Regulation and Compliance

The Unites States environmental laws do not materially impact Diamond’s operations.

Government Regulation

Currently, the Company is subject to all government regulations that regulate businesses generally such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety, labor relations, and disadvantaged businesses. In addition, the Company’s operations are affected by federal and state laws relating to marketing practices in the retail jewelry industry. Diamond is subject to the jurisdiction of federal, various state and other taxing authorities. From time to time, these taxing authorities review or audit the Company.

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

The global financial markets are in turmoil, and the economies of the U.S. and many other countries are in recession, which may be severe and prolonged. This status has resulted in diminished opportunities for liquidity and credit availability, declines in consume confidence, declines in economic growth, increases in unemployment rates, and uncertainty about overall economic stability, and there can be no assurance against further decline. The end markets for certain of our portfolio of prospective companies’ products and services have experienced, and continue to experience, negative economic trends. We are unable to predict the likely duration and severity of this global financial turmoil, and if the current uncertainty continues or economic conditions further deteriorate, our business and the businesses of our portfolio companies could be materially and adversely affected.

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

Our portfolio may contain many securities which are subject to restrictions on sale because they will have been acquired from issuers in “private placement” transactions or because we are deemed to be an affiliate of the issuer. Unless an exemption from the registration requirements of the Securities Act of 1933 is available, we will not be able to sell these securities publicly without the expense and time required to register the securities under applicable federal and state securities laws. In addition, contractual or practical limitations may restrict our ability to liquidate our securities in planned portfolio companies, because we may own a relatively large percentage of the issuer’s outstanding securities. Sales may also be limited by unfavorable market conditions. The illiquidity of our investment may preclude or delay the disposition of such securities, which may make it difficult for us to obtain cash equal to the value at which we record our investments.

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

Our future quarterly operating results may fluctuate materially due to a number of factors including, among others, variation in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our planned portfolio companies’ markets, the ability to find and close suitable investments, and general economic conditions. As a result of these factors, results for any future period should not be relied upon as being indicative of performance in future periods.

Our future financial condition and results of operation will depend on our ability to effectively manage any future growth

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

Selection, structuring and closing our investments will depend upon the diligence and skill of our management, which is responsible for identifying, evaluating, negotiating, monitoring and disposing of our investments. Our management’s capabilities may significantly impact our results of operations. If we lose any member of our management team and they cannot be promptly replaced with an equally capable team member, our results of operations could be significantly impacted.

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

Changes in laws or regulations governing our operations or our failure to comply with those laws or regulation may adversely affect our business.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, the Financial Industry Regulatory Authority (“FINRA”) has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealer to sell our securities and the ability of stockholders to sell their securities in the secondary market. We have not been late in any of our SEC reports through December 31, 2009.

Our common stock could be deemed a low-priced “Penny” stock which could make it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid and negatively affect the price of our stock.

In the event where our securities are accepted for trading in the over-the-counter market, trading of our common stock may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” rule as defined in Rule 3a51.1. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exception. If our stock is deemed to be a penny stock, trading will be subject to additional sales practice requirements of broker-dealers. These require a broker-dealer to:

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable ground for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for a least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2 PROPERTIES

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

ITEM 4. DELETED AND RESERVED BY THE SECURITIES AND EXCHANGE COMMISSION

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

During the year ended December 31, 2008, we filed for inclusion of our common stock on the Over-the-Counter Bulletin Board (“OTC:BB”). Our Common Stock was approved for trading by FINRA for trading on the OTC:BB under the symbol DIII on January 26, 2009.Since being quoted on the OTC:BB, our common stock has not traded.

Holders of Common Stock

As of December 31, 2010 we had approximately 32 stockholders of record of the 1,306,675 common shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors.

We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development an expansion of our business. Any cash dividends in the future to common stockholders will be payable, when, as and if declared by our Board of Directors, based upon the Board’s assessment of :

•	Oure financial condition;
•	Earnings;
•	Need for funds;
•	Capital requirements;
•	Prior claims of preferred stock to the extent issued and outstanding; and
•	Other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans

Recent Sales of Unregistered Securities

On January 30, 2009, we authorized the issuance of 100,000 shares of our common stock to Stoecklein Law Group pursuant to its retainer agreement for legal services.

On February 11, 2009, we authorized the issuance of 50,000 shares of our common stock to Berge Abajian as compensation for his board services during the 2009 year.

On February 26, 2009, we authorized the issuance of 20,000 shares of our common stock to Stoecklein Law Group pursuant to a new retainer agreement for legal services during the 2009 year

We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance of the shares.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the year ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data required by Item 301 of Regulation S-K (§229.301 of this chapter) does not apply to Diamond Information Institute, Inc. because of Company status as a “smaller reporting company”. “229.301(c) Smaller Reporting Companies. A registrant that qualifies as a smaller reporting company, as defined in Rule 405 of the Securities Act of 1933 (§229.10(f)(1)) is not required to provide the information required by this Item.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Diamond Information Institute, Inc. was incorporated in the State of New Jersey in October of 1988 and had minimal activity until 1995 when it began in the business of jewelry manufacturing. Diamond has been engaged in the design and manufacture of upscale jewelry from 1995 through October 2009. Effective October 19, 2009, as approved at our shareholder meeting on October 5, 2009, we entered into a Share Exchange Agreement with Alba Mineral Exploration, Inc. (“Alba”), a Delaware Corporation (the “Agreement”). Pursuant to the Agreement, Alba agreed to issue our shareholders a total of 2,585,175 shares of common stock in Alba in proportion to their holdings in our company. Following the transaction described in the Agreement and other accompanying transactions, our shareholders own 60% of the common stock issued and outstanding in Alba. Also pursuant to the Agreement, Alba acquired all of the assets and liabilities related to our business. As a result of the transaction the company became a wholly-owned subsidiary of Alba, and all of our operations related to the jewelry business we were in were discontinued. Based upon consummation of this Share Purchase Agreement and the subsequent change in control of the Company, the business operations of the Company will change as follows:

OVERVIEW OF CURRENT OPERATIONS

The Company’s business operations will involve embarking upon a project to make Venture Capital Investments into private and public Companies. Management plans on obtaining the necessary capital for these venture capital investments via borrowings and investments into the Company. The eligible companies qualifying for an investment from the Company will be companies who currently have a dynamic business plan and are nearing completion of the establishment of that business plan or are currently established businesses with a very low overhead and cost of sales thus giving them a large increase in positive cash flow with the injection of new capital into the company. A specific emphasis of the Company will be in the Green Energy as well as the renewable energy fields and the development of Software as a Service (SAAS) sector. The Company will also be operating a consultancy division to assist existing private companies to go public as well as assisting companies who are already public to restructure and raise additional money from the capital markets. There are numerous projects already submitted which are currently being considered for funding.

The Company plans on using consultants to execute its business plan as much as possible. That way management is able to access the very best in the industry sectors that the Company will be operating in and the Company will not be encumbered with considerable expensive overhead when the marketplace becomes soft as they all do from time to time. Management believes that the Company’s business model should insulate it from major market downturns since the market sector the Company will be operating in will be fee based. Management further believes that when the general market enters a Bear Market phase, there will be the most demand for the services the Company will be providing. As well as the consultancy side of the Company’s business, the Company will be able to monitor and assist any companies it invests in to ensure the Company’s investments grow and mature on a timely basis with as little harm from cycles in the specific investment sectors that the Company invests in as possible.

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

Results of Operations

Based upon the consummation of the Share Purchase Agreement and the subsequent change in control and business operations, the Company had not yet commenced its planned business operations. A relevant discussion of operational results is therefore not available.

Income Tax (Benefit) Provision

At December 31, 2009, the Company had approximately $1,600,000 of federal net operating tax loss carryforwards expiring at various dates through 2029. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company’s ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time and the conversion of warrants, options or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

We currently have 2 part-time employees. We do not anticipate a significant change in the number of full-time employees over the next 12 months. None of our employees are subject to any collective bargaining agreements.

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

Long-Lived Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, long-lived tangible assets subject to depreciation or amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of undiscounted future cash flows. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved.

Recently Issued Accounting Standards

On July 1, 2009, the Accounting Standards Codification (“ACS”) became the Financial Accounting Standards Board (“FASB”) officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, “Earnings Per Share”. On January 1, 2009, the Company adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share”, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures”. New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures”, affirms that the objective of fair value when the market for an asset is not active is the price what would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction the prevents the transfer of the liability. The foregoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s consolidated financial statements beginning October 1, 2009 and is not expected to have s significant impact on the Company’s consolidated financial statement.

FASB ASC Topic 825 “Financial Instruments”. New authoritative accounting guidance under ASC Topic 825, “Financial Instruments”, requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods.

FASB ASC Topic 855, “Subsequent Events”. New authoritative accounting guidance under ASC Topic 855, “Subsequent Events”, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009. Effective, February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) No 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” which revised certain disclosure requirements. ASU No. 2010-09 did not have a significant impact on the Company’s consolidated financial statements. The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2009 through the issuance of the accompanying consolidated financial statements.

Management does not believe that any other recently issued by not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-12 of this Form 10-K

DIAMOND INFORMATION INSTITUTE, INC

FINANCIAL STATEMENTS

DECEMBER 31, 2010

(Unaudited)

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

TABLE OF CONTENTS

DECEMBER 31, 2010

(Unaudited)

AUDIT STATEMENT

NOTICE OF NO AUDITOR REVIEW

The accompanying unaudited financial statements of Diamond Information Institute Inc have been prepared by and are the responsibility of the current Company’s management. The 10-K for period ending December 31, 2010 has been prepared by compiling Company’s filings of record with SEC and OTC from 2009 through 2012. The last SEC filings included the audited 10-K file for period ending December 31, 2009. The last 10-Qs filed with the SEC were for periods 3-31-2009, 6-30-2009, and 9-30-2009. The Company then filed on the OTC for period ending December 31, 2011 which included the December 31, 2010 financial data. Company is voluntarily filing this (and other) missed filings to complete the filing history in the SEC Edgar database for 2010 and 2011.

In accordance with National Instrument 51-102, the Company discloses that its independent auditor has not performed a review of these financial statements.

Therapy Cells Inc., Fka Diamond Information Institute Inc.

Date: October 1, 2019
By: /s/ “Paul Knudson”
Name: Paul Knudson
Title: Chief Financial Officer

DIAMOND INFORMATION INSTITUTE, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2009

(Unaudited)

ASSETS	December 31,	December 31,
	2010	2009
Current Assets
Accounts Receivable – related party	$29,505	$0
Prepaid Expenses	33,333	0
Total Current Assets	62,838	0

Other Assets
Property & Equipment – net	983	0
Total Other Assets	983	0
TOTAL ASSETS	$63,821	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued Interest Payable	$73,215	$0
Accounts Payable – related Party	253,722	0
Accounts Payable & Accrued Liabilities	34,014	0
Bank Overdraft	6,429	0
Convertible Notes Payable	335,227	0
Total Current Liabilities	702,607	0
Total Liabilities	702,607	0

Stockholder’s Equity
Accumulated Deficit	(1,672,349)	(1,672,349)
Additional Paid in Capital	2,233,173	1,660,535
Common stock, $0.0001 par value	153	11,814
Forex adjustments	(13,941)	0
Series B Preferred Stock, $0.0001 par value	13	0
Series C Preferred Stock, $0.0001 par value	25	0
Net Income	(1,185,860)	0
Total Stockholder’s Equity	(638,786)	0
Total Liabilities and Equity	$63,821	$0

DIAMOND INFORMATION INSTITUTE, INC.

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Unaudited)

	Year Ended	Year Ended
	December 31,	December 31,
	2,010	2,009
INCOME
Consulting Income	$248,607	$0
Total Income	248,607	0

EXPENSE
Forex Expense (or Gain)	5,625	0
Interest Expense	31,907	0
Operating Expenses
Compensation	119,323	0
Depreciation Expense	1,114	0
General and Administrative	779,742	0
Impairment Expense	496,756	0
Total Operating Expense	1,434,467	0
Net Ordinary Income	(1,185,860)	0
NET INCOME	$(1,185,860)	$0

DIAMOND INFORMATION INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

AS OF DECEMBER 31, 2010

(Unaudited)

					Additional	Accumulated Other		Stockholder's
	Common Shares		Preferred Shares		Paid- in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance 12-31-2009	11,813,100	$11,814	–	$–	$1,660,535	$–	$(1,672,349)	$–
Reverse Split 1000:1	11,814	(11,813)	–	–	11,813	–	–	–
Series B Preferred stock issued for cash and services	–	–	134,000	13	334,977	–	–	334,990
Series C Preferred issued to acquire Serengete	–	–	250,000	25	–	–	–	25
Common Stock issued for services at $0.12	1,000,000	100	–	–	149,900	–	–	150,000
Common Stock issued for convertible debt at $0.15	306,666	31	–	–	45,969	–	–	46,000
Common Stock issued for convertible debt at $0.15	133,333	14	–	–	19,986	–	–	20,000
Common Stock issued for convertible debt at $0.15	66,667	7	–	–	9,993	–	–	10,000
Foreign currency translation adjustment	–	–	–	–	–	–	(13,941)	(13,941)
Net loss for year ended 12-31-2010	–	–	–	–	–	–	(1,185,860)	(1,185,860)
Balance 12-31-2010	1,518,480	$153	384,000	$38	$2,233,173	$–	$(2,872,150)	$638,786)

DIAMOND INFORMATION INSTITUTE, INC.

STATEMENT OF CASH FLOWS

JANUARY 1 THROUGH DECEMBER 31, 2010

(Unaudited)

Jan – Dec 2010
OPERATING ACTIVITIES
Net Income	$(1,185,860)
Adjustments to reconcile Net Income to net cash provided by operations:
Accounts Receivable – Related Party	(29,505)
Prepaid Expenses	(33,333)
Accrued Interest Payable	73,215
Accounts Pay & Accrued Liabilities	253,722
Bank Overdraft	6,429
Convertible Notes Payable	335,227
Net cash provided by Operating Activities	(546,091)

INVESTING ACTIVITIES
Property and Equipment – Net	(983)
Net cash provided by Investing Activities	(983)

FINANCING ACTIVITIES
Additional Paid in Capital	572,638
Common Stock, $0.0001 par value	(11,661)
Forex adjustments	(13,941)
Series B Preferred Stock, $0.0001 par value	13
Series C Preferred Stock, $0.0001 par value	25
Net cash provided by Financing Activities	$547,074
Net Cash increase for period	$0
Cash at end of period	$0

DIAMOND INFORMATION INSTITUTE, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 – NATURE OF OPERATIONS AND BUSINESS CONTINUITY

Diamond Information Institute Inc., formerly doing business as Designs by Bergio (the “Company”) was engaged in the design, manufacturing, distribution of fine jewelry throughout the United States and is headquartered from its corporate office in Fairfield, New Jersey. Based on the nature of operations, the Company’s sales cycle experienced significant seasonal volatility with the first two quarters of the year representing 15% - 25% of annual sales and the remaining two quarters representing the remaining portion of annual sales.

Effective October 19, 2009, as approved at our shareholder meeting on October 8, 2009, we entered into a Share Exchange Agreement with Alba Mineral Exploration, Inc. (“Alba”), a Delaware Corporation (the “Agreement”). Pursuant to the Agreement, Alba agreed to issue our shareholders a total of 2,585,175 shares of common stock of Alba in exchange for all of the shares owned by the Company’s shareholders. Alba was able to successfully acquire over 99% of the shares of the Company which it later sold to an unrelated third party in the first quarter of 2010. Following the transaction described in the Agreement and other accompanying transactions, our former shareholders own 60% of the common stock issued and outstanding in Alba. Also pursuant to the Agreement, Alba acquired all of the assets and liabilities related to our jewelry business. As a result of the transaction, the Company became a wholly-owned subsidiary of Alba, and all of our operations related to the jewelry business we were in were discontinued due to the subsequent sale in the first quarter of 2010 of 99% of the Company stock to an unrelated third party and the retention of the jewelry business assets and liabilities with the shareholders of Alba. See Note 8

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,653,737.00 as of December 31, 2010 and has assets of $63,821.00, liabilities of $717,328.00 and limited operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company finding new management to develop a new business that generates profitable operations in the future and/or to obtain the necessary capital to fund a new business plan.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting) to prepare the financial statements, which are presented in US dollars. The Company has adopted a December 31 fiscal year end.

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

Financial Instruments

The carrying value of the Company’s financial instruments approximates their fair value because of the short maturity of these instruments.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Use of net operating loss carryforwards for income tax purposes may be limited by Internal Revenue Code section 382 if a change of ownership occurs.

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

On June 30, 2010, the Company evaluated the carrying value of its intangible assets, including goodwill. Due to the Company’s current net loss position and uncertainty of cash flow, the Company impaired all intellectual property and goodwill. This resulted in an impairment expense of $138,738.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.

New Authoritative Accounting Guidance

On July 1, 2009, the Accounting Standards Codification (“ACS”) became the Financial Accounting Standards Board (“FASB”) officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, “Earnings Per Share”. On January 1, 2009, the Company adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share”, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures”. New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures”, affirms that the objective of fair value when the market for an asset is not active is the price what would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction the prevents the transfer of the liability. The foregoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s consolidated financial statements beginning October 1, 2009 and is not expected to have s significant impact on the Company’s consolidated financial statement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FASB ASC Topic 825 “Financial Instruments”. New authoritative accounting guidance under ASC Topic 825, “Financial Instruments”, requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods.

FASB ASC Topic 855, “Subsequent Events”. New authoritative accounting guidance under ASC Topic 855, “Subsequent Events”, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009. Effective, February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) No 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” which revised certain disclosure requirements. ASU No. 2010-09 did not have a significant impact on the Company’s consolidated financial statements. The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2009 through the issuance of the accompanying consolidated financial statements.

Management does not believe that any other recently issued by not yet effective accounting pronouncements, if adopted, would affect the accompanying consolidated financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company received periodic advances from its principal stockholder based on the Company’s cash flow needs. The Company has liabilities payable due to various related parties totaling $588,949 as of December 31, 2010. The liabilities are comprised of 1) short- term advances and trade payables bearing no interest, and 2) convertible notes bearing interest at 10.0% per annum.

The Company has receivables due from various related parties with a total balance of $29,505 as of December 31, 2010. The receivables do not accrue interest and are due upon demand and were the result of services performed by the Company for the related parties.

NOTE 4 – COMMON STOCK

Articles of Incorporation Amendment and Stock Split - The Company’s Certificate of Incorporation, as amended, authorizes the issuance of up to 25,000,000 shares of common stock at a par value of $0.001 per share. On April 1, 2010, the Company’s Board of Directors ratified a reverse stock split of 1000 to 1.

This resulted in common stock outstanding decreasing from 11,863,100 to 11,814 which were owned by the Company’s 10 shareholders.

Effective April 12, 2010, the Company’s Certificate of Incorporation was amended to authorize 3,000,000,000 shares consisting of 2,900,000,000 common stock at par value $0.001 and 100,000,000 Preferred stock at par value of $0.001. Further designating 1,000,000 shares as Series A Preferred, par value $0.001, 34,000,000 shares as Series B Preferred, par value $0.001, 30,000,000 shares as Series C Preferred, par value $0.001 and 35,000,000 shares as Series D Preferred, par value $0.001.

NOTE 4 – COMMON STOCK (CONTINUED)

Effective May 18, 2010, the Company’s Certificate of Incorporation was amended to reduce the par value from $0.001 to $0.0001 and to change the authorized 3,000,000,000 shares to consist of 2,900,000,000 common stock at par value $0.0001 and 100,000,000 Preferred stock at par value of $0.0001. Further designating 1,000,000 shares as Series A Preferred, par value $0.0001, 50,000,000 shares as Series B Preferred, par value $0.0001, 30,000,000 shares as Series C Preferred, par value $0.0001 and 5,000,000 shares as Series D Preferred, par value $0.0001.

On April 1, 2010, Company issued 10 Preferred A shares for $10,000 Cash.

On May 31, 2010, Company issued 1,000,000 (post-split) shares of common stock at $0.15 per share, under employment agreements with its then three officers in advance of services totaling $150,000. As of September 30, 2010, two of the officers have resigned and $116,667 has been recorded as compensation. (Form 10-Q/A2 filed 4-26-2011 for period 6-30-2010 ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds, Common Stock states: “On May 31, 2010, the Company issued 1,500,000,054 shares of common stock at $0.0001 per share, in exchange for services totaling $150,010”. Later, in the Company’s 10-Q filed 9-22-2011 for period 9-30-2010, under NOTE 9 – SUBSEQUENT EVENTS: ”On August 22, 2011 the Company effectuated a reverse-split of its common shares on a 1,500 shares for one basis. All references to common stock in these financial statements have been retroactively restated to show the effect of this action”.).

Debt Conversions - In July 2010, Company converted $46,000.00 of note debt at $0.15 into 306,667 common shares. On November 19, 2010, Company converted $10,000 of note debt into 66,667 common shares. On November 22, 2010, Company converted $20,000 of note debt into 133,333 common shares. (Note conversions adjusted to post 1500:1 RS of August 22, 2011).

Restricted Share Issuances - In January 2009, the Company agreed to issue its SEC counsel, 100,000 shares of restricted common stock with a fair value of $0.40 per share or $40,000 for services in connection with the effective filing of Form 15c-211 and submittal to FINRA through a market maker. The Share-Based Compensation expense for the three and nine months ended September 30, 2009 amounted to $0 and $40,000, respectively.

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

On April 10, 2010, the Company issued 134,000 shares of Preferred B stock at $2.50 per share as compensation for $274,990 services and $60,000 cash.

On May 17, 2010, the Company issued 250,000 shares of Preferred C stock (“Series C”) in exchange for all the shares issued and outstanding of Serengeti Consulting, Inc. valued at $0.0001 per share.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

On May 31, 2010, the Company entered into an employment agreement (“Employment Agreement”) with its Chief Financial Officer (“CFO”), which requires that the CFO be paid an annual base salary of $50,000 for one (1) year from the date of signing and the issuance of 500,000,000 shares of the Company’s common stock. Either party may extend the Employment Agreement for additional one (1) year periods.

At December 31, 2010, the Company owned minimal property and equipment with depreciated book value of $983

NOTE 6 – INCOME TAXES

At December 31, 2009, the Company had approximately $1,600,000 of federal net operating ta loss carryforwards expiring at various dates through 2029. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company’s ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock which may be issued by us from time to time and the conversion of warrants, options or the result of other changes in ownership of our outstanding stock, the Company may experience an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited.

Based upon the net losses historically incurred and, the prospective global economic conditions, management believes that it is not more likely than not that the deferred tax asset will be realized and has provided a valuation allowance of 100% of the deferred tax asset.

NOTE 7 – DISCONTINUED OPERATIONS

The Company’s former jewelry business, which was discontinued on October 19, 2009 when all assets and liabilities related to this business were acquired by Bergio International, Inc. (formerly known as Alba Mineral Exploration, Inc) has been accounted for as discontinued operations in accordance with FASB ASC Topic 205 “Discontinued Operations”. The results of operations of this business have been removed from the results of continuing operations for all periods presented. The assets and liabilities of discontinued operations have been reclassified and are segregated in the balance sheets.

NOTE 8 – SUBSEQUENT EVENTS

On February 2, 2010 Bergio International, Inc. (the “Seller”), owner of 99% of the outstanding common shares of the Company, entered into a share purchases agreement (the “Agreement”) with Macau Consultants and Advisory Services Inc. (the “Buyer”). In accordance with the terms and provisions of the Agreement, the Seller sold and aggregate of 11,852,700 shares of common stock of the Company to Buyer in exchange for $225,000. The closing and consummation of the Agreement occurred March 18, 2010. New officers and directors of the Company were appointed and a change of control of the Company occurred.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2009 and has determined that it does not have any other material subsequent events to disclose in these financial statements.

NOTE 9 – ACQUISITION OF SUBSIDIARIES

On September 28, 2009 Diamond Information Institute Inc (“Diamond”) entered into a Memorandum of Understanding (“MOU”) with Serengeti Consulting Inc. (“Serengeti”) to purchase all of the capital stock of Serengeti. This agreement was approved by the Board on May 14, 2010 and completed on May 17, 2010. Diamond issued 250,000 shares of Preferred C stock in a stock for stock transaction for all of the shares of Serengeti. Serengeti is currently a wholly owned subsidiary of Diamond. As part of this transaction, the Company recognized a purchase price of $25, which is comprised of the following components:

Property and equipment, net	$277,279
Intangible assets	373,767
Net liabilities acquired	(651,021)
Purchase Price	$25

On June 30, 2010 the Company evaluated the carrying value of its intangible assets, including goodwill. Due to the Company’s current net loss position and uncertainty of cash flow, the Company impaired all intellectual property and goodwill. This resulted in an impairment expense of $373,767.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Following the acquisition of Serengeti Consulting, Inc, Company and auditor were unable to agree over the proper way to account for the acquisition on the books of the Company which resulted in repeated amended 10-Qs for period 06-31-2010. This resulted in late filing of the required 10-Q/A2 for period 06-30-2010 on 04-26-2011. Subsequent to that date, on 9-22-2011, Company filed the Form 10-Q for period 9-30-2010. No further filings with SEC were filed after that date. Company subsequently filed a Form 15 on 02-29-2012 to formally end their duty to file reports under Sections 13 and 15(d) of the Securities Exchange Act. Form 15 Rule 12h-3(b)(1)(i) is relied upon as Company had only 22 shareholders on that date and has never had over 300 shareholders of record. The Company’s 15(d) obligation to file was automatically suspended under previous rules.

This Year End 2010 10-K is being filed almost 9 years after its due date, voluntarily, to file the missing reports prior to the Form 15 with SEC as noted by FINRA. This 10-K has been prepared without assistance of accountants or auditors from the Company history that has previously been filed with SEC and the OTC. These reports have been prepared from the historical and sometimes conflicting record to the best of the ability of current management. Management believes that filing these reports will have no material effect or change on the Company as all events were reported contemporaneously on the OTC and are already reflected in the Company filings of record with the OTC thru 03-31-2015.

ITEM 9A(T) CONTROLS AND PROCEDURES

Included in 10-Q filed 09-22-2011 for period 09-30-2010, Company reported as follows: “Our new Chief Executive Officer, Christopher Glover, and Chief Financial Officer, Lorne Gale, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this Report. Based on the evaluation effect of this restatement of the financial statements, management has concluded that prior disclosures of disclosure controls and procedures were inaccurate, and as further explained in Footnote 8 to the financial statements for the Company above, Messrs. Glover and Gale concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us as required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. In order to address and remedy deficiencies in the Company’s disclosure controls and procedures, management has initiated the engagement of an experienced third party consultant to address disclosure controls and procedures on an ongoing basis and has also engaged a PCAOB registered accounting firm to review the Form 10-Q and the Company’s financial statements for the period ended September 30, 2010 and all subsequent reporting periods for the Company.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.”

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

Our internal control over financial reporting includes policies and procedures that : (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

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

This conclusion has subsequently proved to be inadequate.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. If and when an audit committee is established, the audit committee’s primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee’s primary duties and responsibilities will be to : (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

ITEM 9B OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following the Share Purchase Agreement: (i) Berge Abajian resigned as the President/Chief Executive Officer/Chief Financial Officer/Treasurer and the sole director of the Company effective as of March 17, 2010; (ii) Arpi Abajian resigned as the Secretary of the Company effective as of March 17, 2010; (iii) Paul Crawford consented to act as the President/Chief Executive Officer and a director of the Company effective as of March 18, 2010; (iv) Dennis Atkins consented to act as the Chief Financial Officer and a director of the Company effective as of March 18, 2010: and (v) Merlin Larson consented to act as the Secretary and Treasurer and a director of the Company effective as of March 18, 2010.

The biographies of each of the new directors and officers are set forth below as follows:

NAME	AGE	POSITION WITH THE COMPANY
Paul Crawford	74	President/Chief Executive Officer and a Director
Dennis Atkins	49	Chief Financial Officer and a Director
Merlin Larson	35	Secretary and Treasurer and a Director

Paul Crawford. Since 1990, Mr. Crawford has been assisting early stage companies in raising capital. He is both a venture capitalist and an entrepreneur and has been working with developing businesses since the late 1970s. In addition to raising capital, Mr. Crawford has started several successful businesses including Celcom. Celcom was incorporated in Minnesota in 1981 specifically to acquire the first non-wire line cellular license in the first phase of the first U.S. cellular phone systems. The initial cellular licenses in the top 75 U.S. cities were opened to all filers who were then submitted to a series of Federal Communications Commission (FCC) comparative hearings, which is similar to how the FCC awards radio and television licenses. The remaining U.S. cellular markets were subsequently placed via a lottery. The deadline for the initial filings in the top markets was closed in early 1982. This resulted in Celcom participating in a joint venture with MCI. The Twin Cities cellular system operated as MCI/Celcom and subsequently was renamed Cellular One of the Twin Cities. In 1986 MCI/Celcom sold the Twin Cities non-wireline cellular system to McCaw Communications for approximately $43 million. In July 1998, Mr.Crawford co-founded Commission Junction (CJ). CJ became very profitable in early 2002 and was acquired in December 2003 by ValueClick (VCLK) in a $58 million cash and stock transaction. CJ is a leader in the affiliate marketing/pay-per-sale advertising on the Internet. Starting in late 2007, Mr. Crawford focused on the next generation of the Internet which is a “sea change event” underway today. The portfolio is dominated by Software as a Service (SaaS) services and 4G, Mobile WiMAX and includes five SaaS businesses (Empathic Clinical Suites, MSAFastDraftPRO, CompletLAW-WEB, Sports Director Online, Bankruptcy Compiler, LocaLoop, Inc.)

Mr. Crawford is the owner of Crawford Capital Corporation. Crawford Capital Corporation is ranked as the 8th largest Twin Cities based venture capital firm in the most recent 2010 Edition of The Minneapolis-St. Paul Business Journal. These rankings are based on total capital raised by all reporting firms from their inception through December 31, 2008. Crawford Capital Corporation’s total at the time was $200,00,000+. Paul Crawford and his wife reside in Minneapolis, MN.

Dennis Atkins. Mr. Atkins is a Certified Public Accountant with over twenty-five years of experience in public accounting. Mr. Atkins has extensive experience in business and personal tax planning and preparation including the use of offshore domiciles for income tax benefit and asset protection, public and private company auditing and business consulting. He has been a member SEC Practice Section and the Public Company Oversight Board. Mr. Atkins has served on the board of directors and as chief financial officer for various private and publicly traded companies. He is a member of the American Institute of Certified Public Accountants and holds licenses in Oklahoma and California. Mr. Atkins holds a Bachelors Degree in Accounting from Oklahoma State University and a Masters Degree in Accountancy from the University of Oklahoma.

Merlin Larson. During the past five years, Mr. Larson has been involved in the construction housing industry in Canada. Mr. Larson currently has a building contracting business in Victoria, British Columbia. Mr. Larson gained a wealth of practical business experience and knowledge growing up and working on a grain farm and in his father’s business prior to graduating from high school in Vancouver, British Columbia. Mr. Larson studied art at the Art College in Nelson, British Columbia, and earned a nursing degree.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

No executive officer or director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and directors, and persons who beneficially own more than 10% of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.

As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of our executive officers for the years ended December 31, 2010 and 2009, respectively.

Summary Compensation Table

	Year Ended			Stock	All Other
Name and Principal Position	December 31	Salary		Awards (1)	Compensation		Total
Berge Abajian
Chief Executive Officer, President	2009	$13,413		$20,000	$17,856	(2)	$51,269
Principal Accounting Officer	2010	–		–	–		–
Alfred Sirica (3)	2009	–		–	–		–
Former Chief Financial Officer	2010	–		–	–		–
Arpi Abajian (4)	2009	–		–	–	(2)	–
Secretary	2010	–		–	–		–
New Officers and Directors as a group	2010	116,667	(5)	–	–		–
Paul Crawford Pres, CEO, Director	2010	–	(5)	–	–		–
Dennis Atkins CFO, Director	2010	–	(5)	–	–		–
Merlin Larson Sec/Treasurer, Director	2010	–	(5)	–	–		–

(1)	The amounts show in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2009 in accordance with FAS 123(R).
(2)	Other compensation was made up of Mr. Abajian’s car expense and health insurance expenses. Included in this amount was approximately $8,670 for Ms. Abajian’s health insurance expenses.
(3)	Mr. Sirica agreed to serve as Chief Financial Officer during the time in which the Company was going through the review process of its registration statement. Subsequent to the registration statement becoming effective, Mr. Sirica resigned and Mr. Abajian agreed to serve as the Principal Accounting Officer.
(4)	On January 8, 2009, the board of directors appointed Ms Arpi Abajian as the Secretary of the Company.
(5)	Company records do not break out individual compensation, only the total recorded. Various reports list conflicting amounts of $116,667 and $116,012.

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

DIRECTOR COMPENSATION TABLE

	Fees Earned Or Paid In Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value And Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	$	$	$	$	$	$	$
Berge Abajian
2009	0	20,000	0	0	0	0	20,000
2010	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock as of the date of this Annual Report, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 10,909,429 shares of common stock outstanding as of April 12, 2010 as included in the last filed 10-K for 12-31-2009 filed on 12-16-2010. The records of the Company do not contain this data for the date of this Annual Report.

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

Name and Address of Beneficial Owner (1) Directors and Officers	Amount and Nature of Beneficial Ownership (1)	Percentage Beneficial Ownership
Merlin Larson	6,852,700	57.76%
2300 W. Sahara Avenue, Suite 800
Las Vegas, Nevada 89102
Dennis Atkins	2,000,000	16.86%
2300 W. Sahara Avenue, Suite 800
Las Vegas, Nevada 89102
Paul Crawford	2,000,000	16.86%
2300 W. Sahara Avenue, Suite 800
Las Vegas, Nevada 89102
All executive officers and directors as a group (3 persons)	10,852,700	99.48%
Beneficial Shareholders Greater than 10%
None

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, ot to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, December 31, 2009, there are 11,863,100 shares issued and outstanding

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related -Party Liabilities

The Company has liabilities payable due to various related parties totaling $588,949 as of December 31, 2010. The liabilities are comprised of 1) short-term advances and trade payables bearing no interest, and 2) convertible notes payable to related-parties at December 31, 2010.

Related-Party Receivables

The Company has receivables due from various related parties with a total balance of $29,505 as of December 31, 2010. The receivables do not accrue interest and are due upon demand and were the result of services performed by the Company for the related parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During 2010, the Company did not separately report any amounts paid for accounting and auditing fees, if any were incurred. The 10-Q filings for periods 03-31-2010, 06-30-2010, and 09-30-2010 are unaudited and this unaudited Year end 2010 10-K is being voluntarily filed at this time to complete the historical record for the period.

The aggregate fees for professional services rendered by MSPC, Certified Public Accountants and Advisors, A Professional Corporation for the audit of our financial statements and review of the financial statements included in our Form 10-Q for the period ending December 31, 2009 or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year ended 2009 was $7,500. The aggregate fees for professional services rendered by Silberstein Ungar, PLLC for the annual audit of our financial statements for the period ended December 31, 2009 was $6,000.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are files as part of this Annual Report.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)	Certificate of Incorporation, dated October 24, 1988		Form S-1/A		3(i)	8/28/2008
3(ii)	Amendment to Certificate of Incorporation dated April 12, 2010		Form 10-K/A	12/31/2009	3(ii)	12/16/2010
3(i)(b)	Certificate of Trade Name, dated January 31, 1997		Form S-1/A		3(i)(b)	8/28/2008
3(i)(c)	Certificate of Amendment to the Certificate of Incorporation Dated May 31, 2007		Form S-1/A		3(i)(c)	8/28/2008
3(ii)	Bylaws of Diamond Information Institute, Inc		Form S-1/A		3(ii)	8/28/2008
10.1	Sample Subscription Agreement for the $25,000 unit offering		Form S-1/A		10.1	8/28/2008
31.1	Certification of Paul Knudson pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Paul Knudson pursuant to Section 906 of the Sarbanes-Oxley Act	X

DIAMOND INFORMATION INSTITUTE, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND INFORMATION INSTITUTE INC.

Dated: October 2, 2019	By:	/s/ Paul Knudson
Paul Knudson, CEO & CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIAMOND INFORMATION INSTITUTE INC.

Dated: October 2, 2019	By:	/s/ Paul Knudson
Paul Knudson, - Director

