Form 10-Q
period 2011-03-31
THERAPY CELLS INC
filed 2019-10-10
CIK 1429859

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2011

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ______

Commission File Number: 333-149978

THERAPY CELLS, INC.

f/k/a DIAMOND INFORMATION INSTITUTE, INC.

(Exact name of registrant as specified in its charter)

_____________________

New Jersey	22-2935867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1810 E. Sahara Avenue, Suite 1454, Las Vegas, Nevada	89102
(Address of principal executive offices)	(Zip Code)

(702) 666-8570

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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
Emerging Growth Company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The number of shares of Common Stock, $0.0001 par value, outstanding on December 31, 2010 was 1,518,480.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND INFORMATION INSTITUTE, INC

FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

DIAMOND INFORMATION INSTITUTE, INC

TABLE OF CONTENTS

MARCH 31, 2011

(Unaudited)

See accompanying notes to financial statement

DIAMOND INFORMATION INSTITUTE, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

(Unaudited)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
ASSETS
Current Assets
Accounts Receivable – related party	$29,505	$29,505
Prepaid Expenses	33,333	33,333
Total Current Assets	62,838	62,838

Other Assets
Property & Equipment – net	983	983
Total Other Assets	983	983
TOTAL ASSETS	$63,821	$63,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued Interest Payable	$73,215	$73,215
Accounts Payable – related Party	253,722	253,722
Accounts Payable & Accrued Liabilities	34,014	34,014
Bank Overdraft	6,429	6,429
Convertible Notes Payable	335,227	335,227
Total Current Liabilities	702,607	702,607
Total Liabilities	702,607	702,607

Stockholder’s Equity
Accumulated Deficit	(1,672,349)	(1,672,349)
Additional Paid in Capital	2,233,173	2,233,173
Common stock, $0.0001 par value	153	153
Forex adjustments	(13,941)	(13,941)
Series B Preferred Stock, $0.0001 par value	13	13
Series C Preferred Stock, $0.0001 par value	25	25
Net Income	(1,185,860)	(1,185,860)
Total Stockholder’s Equity	(638,786)	(638,786)
Total Liabilities and Equity	$63,821	$63,821

See accompanying notes to financial statement

DIAMOND INFORMATION INSTITUTE, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

	Three Months	Three Months
	Ended March	Ended March
	31, 2011	31, 2010
INCOME
Consulting Income	$0	$0
Total Income	0	0

EXPENSE
Forex Expense (or Gain)	0	0
Interest Expense	0	0
Operating Expenses
Compensation	0	0
Depreciation Expense	0	0
General and Administrative	0	0
Impairment Expense	0	0
Total Operating Expense	0	0
Net Ordinary Income	0	0
NET INCOME	$0	$0

See accompanying notes to financial statement

DIAMOND INFORMATION INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

AS OF MARCH 31, 2011

(Unaudited)

					Additional	Accumulated Other		Stockholder's
	Common Shares		Preferred Shares		Paid- in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance 12-31-2009	11,813,100	$11,814	–	$–	$1,660,535	$–	$(1,672,349)	$–
Reverse Split 1000:1	11,814	(11,813)	–	–	11,813	–	–	–
Series B Preferred stock issued for cash and services	–	–	134,000	13	334,977	–	–	334,990
Series C Preferred issued to acquire Serengete	–	–	250,000	25	–	–	–	25
Common Stock issued for services at $0.12	1,000,000	100	–	–	149,900	–	–	150,000
Common Stock issued for convertible debt at $0.15	306,666	31	–	–	45,969	–	–	46,000
Common Stock issued for convertible debt at $0.15	133,333	14	–	–	19,986	–	–	20,000
Common Stock issued for convertible debt at $0.15	66,667	7	–	–	9,993	–	–	10,000
Foreign currency translation adjustment	–	–	–	–	–	–	(13,941)	(13,941)
Net loss for year ended 12-31-2010	–	–	–	–	–	–	(1,185,860)	(1,185,860)
Balance 12-31-2010	1,518,480	$153	384,000	$38	$2,233,173	$–	$(2,872,150)	$638,786)
Net loss for the period ended March 31, 2011	–	–	–	–	–	–	–	–
Balance, March 31, 2011	1,518,480	$153	384,000	$38	$2,233,173	–	$(2,872,150)	$638,786

See accompanying notes to financial statements

DIAMOND INFORMATION INSTITUTE, INC.

STATEMENT OF CASH FLOWS

JANUARY 1 THROUGH MARCH 31, 2011

(Unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
OPERATING ACTIVITIES
Accts Pay – related Party	$0	$26,131
Net Cash Used in Operating Activities	0	26,131

INVESTING ACTIVITIES
Capital Expenditures	0	0
Net Cash Provided by (Used In) Investing Activities	0	0

FINANCING ACTIVITIES
Accumulated Deficit	0	(26,131)
Net Cash Provided by Financing Activities	0	(26,131)

NET CHANGE IN CASH
Cash at beginning of period	$0	$0
Cash at end of period	$0	$0

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for income taxes	$0	$0
Cash paid for interest	$0	$0

See accompanying notes to financial statement

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 – COMMON STOCK (CONTINUED)

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

NOTE 4 – COMMON STOCK (CONTINUED)

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

At December 31, 2010, the Company owned minimal property and equipment with depreciated book value of $983.

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

Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect”, or “anticipate”, or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update and forward-looking statement. Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-Q, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

The Company plans on using consultants to execute its business plan as much as possible. That way management is able to access the very best in the industry sectors that the Company will be operating in and the Company will not be encumbered with considerable expensive overhead when the marketplace becomes soft as they all do from time to time. Management believes that the Company’s business model should insulate it from major market downturns since the market sector the Company will be operating in will be fee based. Management further believes that when the general market enters a Bear Market phase, there will be the most demand for the services the Company will be providing. As well as the consultancy side of the Company’s business, the Company will be able to monitor and assist any companies it invests in to ensure the Company’s investments grow and mature on a timely basis with as little harm from cycles in the specific investment sectors that the Company invests in as possible

General Business Development

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

Holders of Common Stock

As of December 31, 2010 we had approximately 32 stockholders of record of the 1,518,480 common shares outstanding.

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

ITEM 4. CONTROLS AND PROCEDURES

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

This Year End 2010 10-Q is being filed almost 9 years after its due date, voluntarily, to file the missing reports prior to the Form 15 with SEC as noted by FINRA. This 10-Q has been prepared without assistance of accountants or auditors from the Company history that has previously been filed with SEC and the OTC. These reports have been prepared from the historical and sometimes conflicting record to the best of the ability of current management. Management believes that filing these reports will have no material effect or change on the Company as all events were reported contemporaneously on the OTC and are already reflected in the Company filings of record with the OTC thru 03-31-2015.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Risks Relating To Our Planned Business and Marketplace

You should carefully consider the risks described below and all other information contained in this annual report on Form 10-Q, including financial statements and the related notes thereto. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our future operations and performance. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Our future financial condition and results of operation will depend on our ability to effectively manage any future growth.

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

Risks Relating to our Common Stock.

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

ITEM 2. Recent Sales of Unregistered Securities

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

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are files as part of this Annual Report.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)	Certificate of Incorporation, dated October 24, 1988		Form S-1/A		3(i)	8/28/2008
3(ii)	Amendment to Certificate of Incorporation dated April 12, 2010		Form 10-Q/A	12/31/2009	3(ii)	12/16/2010
3(i)(b)	Certificate of Trade Name, dated January 31, 1997		Form S-1/A		3(i)(b)	8/28/2008
3(i)(c)	Certificate of Amendment to the Certificate of Incorporation Dated May 31, 2007		Form S-1/A		3(i)(c)	8/28/2008
3(ii)	Bylaws of Diamond Information Institute, Inc		Form S-1/A		3(ii)	8/28/2008
10.1	Sample Subscription Agreement for the $25,000 unit offering		Form S-1/A		10.1	8/28/2008
31.1	Certification of Paul Knudson pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Paul Knudson pursuant to Section 906 of the Sarbanes-Oxley Act	X

DIAMOND INFORMATION INSTITUTE, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND INFORMATION INSTITUTE INC.

Dated: October 8, 2019	By:	/s/ Paul Knudson
Paul Knudson, CEO & CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIAMOND INFORMATION INSTITUTE INC.

Dated: October 8, 2019	By:	/s/ Paul Knudson
Paul Knudson, - Director

