Form 10-Q
period 2011-06-30
THERAPY CELLS INC
filed 2019-10-10
CIK 1429859

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2011

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 333-149978

_____________________

THERAPY CELLS, INC.

fka DIAMOND INFORMATION INSTITUTE, INC.

(Exact name of registrant as specified in its charter)

_____________________

New Jersey	22-2935867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1870 E. Sahara Avenue, Suite 1515, Las Vegas, Nevada	89104
(Address of principal executive offices)	(Zip Code)

(702) 666-8570

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  [X_]    No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

Emerging Growth Company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  [_]    No  [X]

The number of shares of Common Stock, $0.0001 par value, outstanding on June 30, 2011 was 1,898,480.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

THERAPY CELLS, INC., fka DIAMOND INFORMATION INSTITUTE, INC.

FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

THERAPY CELLS, INC., fka DIAMOND INFORMATION INSTITUTE, INC.

TABLE OF CONTENTS

JUNE 30, 2011

(Unaudited)

THERAPY CELLS, INC., FKA DIAMOND INFORMATION INSTITUTE, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

(Unaudited)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
ASSETS
Current Assets
Accounts Receivable – related party	$29,505	$29,505
Prepaid Expenses	33,333	33,333
Total Current Assets	62,838	62,838

Other Assets
Property & Equipment – net	983	983
Total Other Assets	983	983
TOTAL ASSETS	$63,821	$63,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued Interest Payable	$102,196	$73,215
Accounts Payable – related Party	253,722	253,722
Accounts Payable & Accrued Liabilities	21,614	34,014
Bank Overdraft	0	6,429
Convertible Notes Payable	317,227	335,227
Total Current Liabilities	694,759	702,607
Total Liabilities	694,759	702,607

Stockholder’s Equity
Accumulated Deficit	(1,672,349)	(1,672,349)
Additional Paid in Capital	2,440,034	2,233,173
Common stock, $0.0001 par value	192	153
Forex adjustments	(13,941)	(13,941)
Series A Preferred Stock, $0.0001 par value	90	0
Series B Preferred Stock, $0.0001 par value	23	13
Series C Preferred Stock, $0.0001 par value	25	25
Retained Earnings (Loss)	(1,185,860)	0
Net Income	(205,581)	(1,185,860)
Total Stockholder’s Equity	(630,938)	(638,786)
Total Liabilities and Equity	$63,821	$63,821

See accompanying notes to financial statement

THERAPY CELLS, INC., FKA DIAMOND INFORMATION INSTITUTE, INC.

STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
CONSULTING REVENUE	$0	$126,265	$0	$126,265
Total Income	0	126,265	0	126,265

OPERATING EXPENSES
Depreciation Expense	0	198	0	198
General and Administrative Expense	0	364,895	0	364,895
Impairment Expense	0	511,918	0	511,918
Forex Expense (or Gain)	0	6,049	0	6,049
Interest Expense	28,981	8,460	28,981	8,460
Loss on disposal of assets	0	8,039	0	8,039
Compensation Expense	176,600	0	176,600	0
Total Operating Expenses	205,581	899,559	205,581	899,559
NET INCOME (LOSS) FROM OPERATIONS	(205,581)	(773,294)	(205,581)	(773,294)

LOSS BEFORE TAXES	(205,581)	(773,294)	(205,581)	(773,294)
Provision for Income Taxes	0	0	0	0
NET ORDINARY INCOME (LOSS)	$(205,581)	$(773,294)	$(205,581)	$(773,294)

NET LOSS PER COMMON SHARE - BASIC	$(0.13)	$0.00	$(0.12)	$0.00
NET LOSS PER COMMON SHARE - DILUTED	$(0.02)	$0.00	$(0.02)	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	1,530,000	256,912,044	1,720,000	256,917,944
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	11,790,000	256,912,044	12,180,000	256,917,944

See accompanying notes to financial statement

THERAPY CELLS, INC., FKA DIAMOND INFORMATION INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

AS OF JUNE 30, 2011

(Unaudited)

	Common Shares		Preferred Shares		Additional Paid- in	Accumulated Other Comprehensive Income	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance 12-31-2009	11,813,100	$11,814	–	$–	$1,660,535	$–	$(1,672,349)	$–
Reverse Split 1000:1	11,814	(11,813)	–	–	11,813	–	–	–
Series B Preferred stock issued for cash and services	–	–	134,000	13	334,977	–	–	334,990
Series C Preferred issued to acquire Serengete	–	–	250,000	25	–	–	–	25
Common Stock issued for services at $0.12	1,000,000	100	–	–	149,900	–	–	150,000
Common Stock issued for convertible debt at $0.15	306,666	31	–	–	45,969	–	–	46,000
Common Stock issued for convertible debt at $0.15	133,333	14	–	–	19,986	–	–	20,000
Common Stock issued for convertible debt at $0.15	66,667	7	–	–	9,993	–	–	10,000
Foreign currency translation adjustment	–	–	–	–	–	–	(13,941)	(13,941)
Net loss for year ended 12-31-2010	–	–	–	–	–	–	(1,185,860)	(1,185,860)
Balance 12-31-2010	1,518,480	$153	384,000	$38	$2,233,173	$–	$(2,872,150)	$638,786)
Common Stock issued for convertible debt at $0.15	120,000	12	–	–	17,988	–	–	18,000
Series B Preferred stock issued for compensation at $0.15	–	–	10,000	10	14,990	–	–	15,000
Common Stock issued for Company debts at $0.15	82,667	9	–	–	12,391	–	–	12,400
Common Stock issued for compensation at $0.15	177,333	18	–	–	26,582	–	–	26,600
Series A Preferred stock issued for compensation at $0.15	–	–	900,000	90	134,910	–	–	135,000
Bank overdraft	–	–	–	–	–	–	6,429	6,429
Net loss for the period ended June 30, 2011	–	–	–	–	–	–	(205,581)	(205,581)
Balance, June 30, 2011	1,898,480	$192	1,294,000	$138	$2,440,034	$–	$(3,071,302)	$(630,938)

See accompanying notes to financial statements

THERAPY CELLS, INC., FKA DIAMOND INFORMATION INSTITUTE, INC.

STATEMENT OF CASH FLOWS

JANUARY 1 THROUGH JUNE 30, 2011 AND 2010

(Unaudited)

	For the Six Months Ended
	June 30, 2011	June 30, 2010
OPERATING ACTIVITIES
Net Income (Loss)	$(205,581)	$0
Adjustments to reconcile Net Income (Loss) to net cash provided by operations:
Accrued Interest Payable	28,981
Accounts Pay & Accrued Liabilities	(12,400)
Bank Overdraft	(6,429)
Convertible Notes Payable	(18,000)
Accounts Pay – related Party	0	26,131
Net Cash provided by Operating Activities	(213,429)	26,131

INVESTING ACTIVITIES
Capital Expenditures	0	0
Net Cash Provided by (Used In) Investing Activities	0	0

FINANCING ACTIVITIES
Additional Paid in Capital	206,861
Common Stock, $0.0001 par value	39
Series A Preferred Stock, $0.0001 par value	90
Series B Preferred Stock, $0.0001 par value	10
Accumulated Deficit	6,429	(26,131)
Net Cash Provided by Financing Activities	213,429	(26,131)

NET CHANGE IN CASH
Cash at beginning of period	$0	$0
Cash at end of period	$0	$0

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for income taxes	$0	$0
Cash paid for interest	$0	$0

See accompanying notes to financial statement

THERAPY CELLS, INC., FKA DIAMOND INFORMATION INSTITUTE, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2011

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

NOTE 4 – COMMON STOCK (CONTINUED)

On April 8, 2011, Company converted $18,000 of Notes payable at $0.15 into 120,000 common shares and recorded $18,000 reduction of Accrued Pay and Accrued Liabilities.

On April 8, 2011, Company issued 10,000 Series B preferred shares @$0.15 for compensation and recorded $15,000 compensation expense.

On April 11, 2011, Company issued 900,000 Preferred A shares to Christopher Glover for services at $0.15 per share in amount of $135,000.

On April 19, 2011, Company issued 82,667 common shares at $0.15 for payment of Company debts and recorded $12,400 of operating expenses.

On April 19, 2011, Company issued 177,333 common shares at $0.15 for payment of compensation and recorded $26,600 compensation expense.

On May 20, 2011, Company filed Articles of Amendment adopted February 28, 2011 changing Article 1. Company Name from Diamond Information Institute Inc to Therapy Cells, Inc. and Article 4. Authorized Shares as follows: “On May 20, 2011, an amendment to the Certificate of Incorporation was filed which authorizes shares consisting of 2,800,000,000 shares of common stock, par value $0.0001, and 200,000,000 shares of preferred stock, par value $0.0001, a decrease to the authorized shares of Series B preferred stock, from 50,000,000 to 10,000,000 shares, a decrease to the authorized shares of Series C preferred stock, from 30,000,000 to 10,000,000 shares and to increase the authorized 5,000,000 shares of Series D preferred to 30,000,000 shares.”

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

NOTE 9 – ACQUISITION OF SUBSIDIARIES

On September 28, 2009 Diamond Information Institute Inc. (“Diamond”) entered into a Memorandum of Understanding (“MOU”) with Serengeti Consulting Inc. (“Serengeti”) to purchase all of the capital stock of Serengeti. This agreement was approved by the Board on May 14, 2010 and completed on May 17, 2010. Diamond issued 250,000 shares of Preferred C stock in a stock for stock transaction for all of the shares of Serengeti. Serengeti is currently a wholly owned subsidiary of Diamond. As part of this transaction, the Company recognized a purchase price of $25, which is comprised of the following components:

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

Throughout this Annual Report references to “we”, our”, “us”, “Diamond”, “the Company”, “Therapy Cells” and similar terms refer to Therapy Cells, Inc., fka Diamond Information Institute, Inc.

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

Pursuing a new line of business: On May 10, 2011, Company authorized the formation of Therapy Cells JV, Inc. and filed Articles of Incorporation on May 13, 2011 with the first Board of Directors consisting of Christopher Glover, Patrick Casey, and Garry Green.

Domestication into Wyoming

Pursuant to Board of Director’s Resolution dated April 11, 2011, The company “Resolved, that the Company authorize and enact the following two corporate actions: (a) a change of state of incorporation and domicile from the state of New Jersey to the state of Wyoming; and (b) a change of the name of the Company from DIAMOND INFORMATION INSTITUTE, INC. to THERAPY CELLS, INC. ….” With an effective date of May 20, 2011. Company filed Articles of Domestication of Diamond Information Institute, Inc. from New Jersey to Wyoming.

Name Change from Diamond Information Institute Inc. to Therapy Cells Inc.

Concurrent with domestication into Wyoming on May 20, 2011, Company filed Articles of Amendment changing its name from Diamond Information Institute Inc to Therapy Cells Inc.

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

On May 6, 2011, Company moved its primary office space to 1870 E Sahara Ave, Suite 1515, Las Vegas, NV 89104.

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

Holders of Common Stock

As of June 30, 2011 we had approximately 32 stockholders of record of the 1,898,480 common shares outstanding.

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

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Following the acquisition of Serengeti Consulting, Inc., Company and auditor were unable to agree over the proper way to account for the acquisition on the books of the Company which resulted in repeated amended 10-Qs for period 06-31-2010. This resulted in late filing of the required 10-Q/A2 for period 06-30-2010 on 04-26-2011. Subsequent to that date, on 9-22-2011, Company filed the Form 10-Q for period 9-30-2010. No further filings with SEC were filed after that date. Company subsequently filed a Form 15 on 02-29-2012 to formally end their duty to file reports under Sections 13 and 15(d) of the Securities Exchange Act. Form 15 Rule 12h-3(b)(1)(i) is relied upon as Company had only 22 shareholders on that date and has never had over 300 shareholders of record. The Company’s 15(d) obligation to file was automatically suspended under previous rules.

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

THERAPY CELLS, INC., FKA DIAMOND INFORMATION INSTITUTE, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERAPY CELLS, INC.,fka DIAMOND INFORMATION INSTITUTE INC.

Dated: October 10, 2019	By:	/s/ Paul Knudson
Paul Knudson, CEO & CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

THERAPY CELLS, INC.,fka DIAMOND INFORMATION INSTITUTE INC.

Dated: October 10, 2019	By:	/s/ Paul Knudson
Paul Knudson, - Director

