Form 10-Q
period 2011-09-30
THERAPY CELLS INC
filed 2019-10-10
CIK 1429859

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2011

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

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

Emerging Growth Company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  [_]    No  [X]

The number of shares of Common Stock, $0.0001 par value, outstanding on September 30, 2011 was 1,169,141.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

THERAPY CELLS, INC., fka DIAMOND INFORMATION INSTITUTE, INC

FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

THERAPY CELLS, INC., fka DIAMOND INFORMATION INSTITUTE, INC

TABLE OF CONTENTS

SEPTEMBER 30, 2011

(Unaudited)

See accompanying notes to financial statement

THERAPY CELLS, INC., FKA DIAMOND INFORMATION INSTITUTE, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)	(Unaudited)
Current Assets
Accounts Receivable – related party	$57,174	$29,505
Prepaid Expenses	33,333	33,333
Total Current Assets	90,507	62,838

Other Assets
Property & Equipment – net	983	983
Total Other Assets	983	983
TOTAL ASSETS	$91,490	$983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued Interest Payable	$102,196	$73,215
Accounts Payable – related Party	65,926	253,722
Accounts Payable & Accrued Liabilities	4,256	34,014
Bank Overdraft	0	6,429
Convertible Notes Payable	205,023	335,227
Total Current Liabilities	377,401	702,607
Total Liabilities	377,401	702,607

Stockholder’s Equity
Accumulated Deficit	(1,620,893)	(1,672,349)
Additional Paid in Capital	2,739,932	2,233,173
Common stock, $0.0001 par value	119	153
Forex adjustments	(13,941)	(13,941)
Series A Preferred Stock, $0.0001 par value	90	0
Series B Preferred Stock, $0.0001 par value	0	13
Series C Preferred Stock, $0.0001 par value	25	25
Series E Preferred Stock, $0.0001 par value	198	0
Retained Earnings (Loss)	(1,185,860)	0
Net Income	(205,581)	(1,185,860)
Total Stockholder’s Equity	(285,911)	(638,786)
Total Liabilities and Equity	$91,490	$63,821

See accompanying notes to financial statement

THERAPY CELLS, INC., FKA DIAMOND INFORMATION INSTITUTE, INC.

STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
CONSULTING REVENUE	$0	$126,265	$0	$126,265
Total Income	0	126,265	0	126,265

OPERATING EXPENSES
Depreciation Expense	0	198	0	198
General and Administrative Expense	0	364,895	0	364,895
Impairment Expense	0	511,918	0	511,918
Forex Expense (or Gain)	0	6,049	0	6,049
Interest Expense	0	8,460	28,981	8,460
Loss on disposal of assets	0	8,039	0	8,039
Compensation Expense	0	0	176,600	0
Total Operating Expenses	0	899,559	205,581	899,559
NET INCOME (LOSS) FROM OPERATIONS	(0)	(773,294)	(205,581)	(773,294)

LOSS BEFORE TAXES	(0)	(773,294)	(205,581)	(773,294)
Provision for Income Taxes	0	0	0	0
NET ORDINARY INCOME (LOSS)	$( )	$(773,294)	$(205,581)	$(773,294)

NET LOSS PER COMMON SHARE - BASIC	$(0.00)	$0.00	$(0.13)	$0.00
NET LOSS PER COMMON SHARE - DILUTED	$(0.00)	$0.00	$(0.00)	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	1,530,000	256,912,044	1,528,700	256,917,944
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	11,790,000	256,912,044	673,008,700	256,917,944

See accompanying notes to financial statement

THERAPY CELLS, INC., FKA DIAMOND INFORMATION INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

AS OF SEPTEMBER 30, 2011

(Unaudited)

					Additional	Accumulated Other		Stockholder's
	Common Shares		Preferred Shares		Paid- in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance 12-31-2009	11,813,100	$11,814	–	$–	$1,660,535	$–	$(1,672,349)	$–
Reverse Split 1000:1	11,814	(11,813)	–	–	11,813	–	–	–
Series B Preferred stock issued for cash and services	–	–	134,000	13	334,977	–	–	334,990
Series C Preferred issued to acquire Serengeti	–	–	250,000	25	–	–	–	25
Common Stock issued for services at $0.12	1,000,000	100	–	–	149,900	–	–	150,000
Common Stock issued for convertible debt at $0.15	306,666	31	–	–	45,969	–	–	46,000
Common Stock issued for convertible debt at $0.15	133,333	14	–	–	19,986	–	–	20,000
Common Stock issued for convertible debt at $0.15	66,667	7	–	–	9,993	–	–	10,000
Foreign currency translation adjustment	–	–	–	–	–	–	(13,941)	(13,941)
Net loss for year ended 12-31-2010	–	–	–	–	–	–	(1,185,860)	(1,185,860)
Balance 12-31-2010	1,518,480	$153	384,000	$38	$2,233,173	$–	$(2,872,150)	$(638,786)
Common Stock issued for convertible debt at $0.15	120,000	12	–	–	17,988	–	–	18,000
Series B Preferred stock issued for compensation at $0.15	–	–	10,000	10	14,990	–	–	15,000
Common Stock issued for Company debts at $0.15	82,667	9	–	–	12,391	–	–	12,400
Common Stock issued for compensation at $0.15	177,333	18	–	–	26,582	–	–	26,600
Series A Preferred stock issued for compensation at $0.15	–	–	900,000	90	134,910	–	–	135,000
Bank Overdraft	–	–	–	–	–	–	6,429	6,429
Net loss for the period ended June 30, 2011	–	–	–	–	–	–	(205,581)	(205,581)
Balance, June 30, 2011	1,898,480	$192	1,294,000	$138	$2,440,034	–	$(3,071,302)	$(630,938)
Issue Series E Preferred at $1.00	–	–	1,680,007	168	(72)	–	–	96
Convert 234,000 B to Series E	–	–	(234,000)	(23)	–	–	–	(23)
Convert 729,339 Common to Series E	(729,339)	(73)	–	–	–	–	–	(73)
Conversion Adjustment	–	–	–	–	–	–	45,027	45,027
Convert Debt to Series E	–	–	300,000	30	299,970	–	–	300,000
Balance, September 30, 2011	1,169,141	119	3,040,007	313	2,739,932	–	3,026,275	(285,911)

See accompanying notes to financial statements

THERAPY CELLS, INC., FKA DIAMOND INFORMATION INSTITUTE, INC.

STATEMENT OF CASH FLOWS

JANUARY 1 THROUGH SEPTEMBER 30, 2011 AND 2010

(Unaudited)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
OPERATING ACTIVITIES
Net Income (Loss)	$(205,581)	$(1,120,120)
Adjustments to reconcile Net Income (Loss) to net cash provided by operations:
Accounts Receivable – related Party	(27,669)	–
Accrued Interest Payable	28,981	–
Accounts Pay & Accrued Liabilities	(29,758)	(37,992)
Accounts Pay – related Party	(187,796)	(233,491)
Bank Overdraft	(6,429)	–
Convertible Notes Payable	(130,204)	–
Depreciation	551	–
Impairment of Assets	–	138,151
Compensation realized on acquisition	–	373,742
Common Stock issued for services	–	116,667
Series B preferred stock issued for services	–	274,990
Net Cash provided by Operating Activities	(558,456)	26,131

INVESTING ACTIVITIES
Cash acquired in acquisition	–	13,238
Net Cash Provided by (Used In) Investing Activities	–	13,238

FINANCING ACTIVITIES
Accumulated Deficit	51,456	–
Additional Paid in Capital	506,759	–
Common Stock, $0.0001 par value	(34)	–
Series A Preferred Stock, $0.0001 par value	90	–
Series B Preferred Stock, $0.0001 par value	(13)	60,000
Series E Preferred Stock, $0.0001 par value	198	–
Repayments of convertible notes payable	–	(58,536))
Net Cash Provided by Financing Activities	558,456	1,464)

NET CHANGE IN CASH
Cash at beginning of period	$–	$–
Cash at end of period	$–	$2,074

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for interest	$–	$(3,460)
Effect of Foreign currency translation on cash	$–	$7,892

NON-CASH FINANCING ACTIVITIES
Stock issued for conversion of debt	300,000	46,000

See accompanying notes to financial statement

THERAPY CELLS, INC., FKA DIAMOND INFORMATION INSTITUTE, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

Effective October 19, 2009, as approved at our shareholder meeting on October 8, 2009, we entered into a Share Exchange Agreement with Alba Mineral Exploration, Inc. (“Alba”), a Delaware Corporation (the “Agreement”). Pursuant to the Agreement, Alba agreed to issue our shareholders a total of 2,585,175 shares of common stock of Alba in exchange for all of the shares owned by the Company’s shareholders. Alba was able to successfully acquire over 99% of the shares of the Company which it later sold to an unrelated third party in the first quarter of 2010. Following the transaction described in the Agreement and other accompanying transactions, our former shareholders own 60% of the common stock issued and outstanding in Alba. Also pursuant to the Agreement, Alba acquired all of the assets and liabilities related to our jewelry business. As a result of the transaction, the Company became a wholly-owned subsidiary of Alba, and all of our operations related to the jewelry business we were in were discontinued due to the subsequent sale in the first quarter of 2010 of 99% of the Company stock to an unrelated third party and the retention of the jewelry business assets and liabilities with the shareholders of Alba. See Note 8

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $3,026,275.00 as of September 30, 2011 and has assets of $91,490.00, liabilities of $377,401.00 and limited operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company finding new management to develop a new business that generates profitable operations in the future and/or to obtain the necessary capital to fund a new business plan.

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

Dividends

The Company has established Series D Preferred shares on September 13, 2011. The Series D Preferred shares are designated with a 0.06 fixed stock dividend. No Series D Preferred stock has been issued. Other than the Series D Preferred shares, the Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

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

On June 30, 2010, the Company evaluated the carrying value of its intangible assets, including goodwill. Due to the Company’s current net loss position and uncertainty of cash flow, the Company impaired all intellectual property and goodwill. This resulted in an impairment expense of $138,151.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company received periodic advances from its principal stockholder based on the Company’s cash flow needs. The Company has liabilities payable due to various related parties totaling $373,145 as of September 30, 2011. The liabilities are comprised of 1) short- term advances and trade payables bearing no interest, and 2) convertible notes bearing interest at 10.0% per annum.

The Company has receivables due from various related parties with a total balance of $57,174.00 as of September 30, 2011. The receivables do not accrue interest and are due upon demand and were the result of services performed by the Company for the related parties.

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

On September 13, 2011, Company filed Amendment to Certificate of Incorporation, Article 4. Classes and Shares Authorized pursuant to a resolution adopted August 31, 2011, to reduce Authorized Shares to 600,000,000 shares to be allocated 500,000,000 Common and 100,000,000 Preferred and to change the rights and privileges of the Preferred Series D shares to make them retractable by the company at the issue price after 24 months, to attach to each Preferred Series D share 2 warrants to purchase common shares at $0.50 per common share, and to designate a fixed stock dividend to the issuance of Preferred Series D shares of 0.06 of a preferred series D share per year for as long as they are outstanding payable on the anniversary of the purchase of the shares.

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

On July 8, 2011, Company filed Articles of Amendment adopted 05-24-2011 to Article 4. Classes and Shares Authorized: by authorizing 30,000,000 Preferred E and 10,000,000 Preferred F series shares together with corresponding rights, preferences, and limitations.

On August 17, 2011, Company converted $187,796 of Accts Pay – related Party and $112,204 of Conv Notes Payable into Series E Preferred shares at $1.00 each. Company issued 300,000 Series E shares and entered $299,970 as Additional Paid in Capital

Company also converted 234,000 Series B shares and 729,339 Common Shares into Series E shares at $1.00. Company issued 1,680,007 Series E Preferred Shares in this transaction and entered -72 as Additional Paid in Capital, -73 to Common Issued and -23 to Series B issued. There are no longer any issued and outstanding Series B Preferred shares.

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

Resignation of Auditor and Replacement

Company accepted the resignation of auditor Sadler, Gibb & Associates and engaged Li & Co, PC on July 1, 2011.

Share Purchase Agreement and $5 Million Private Placement

On August 26, 2011, Company entered into and completed a Share Purchase Agreement through its wholly owned subsidiary, Therapy Cells JV, Inc., and issued notice of intention to raise $5 Million through a private placement offering. Therapy Cells JV, Inc. entered into and completed a Stock Purchase Agreement with a limited number of sellers for the purchase of 2000 shares of Class A Common Stock of Therapy Cells Limited. The Private Placement transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated under such section of the Act. The private offering commenced on or about August 2011 and is continuing. The Company’s private placement seeks a maximum of $5,000,000 of total capital (including the overallotment provision) by offering up to 2,000,000 shares of preferred Series D stock at $2.50 per share. The placement is being made only to prospective investors who qualify as “accredited investors” as defined in Rule 501 of Regulation D of the Act.”

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

Throughout this Annual Report references to “we”, our”, “us”, “Diamond”, “the Company”, “Therapy Cells” and similar terms refer to Therapy Cells, Inc., fka Diamond Information Institute, Inc

Our securities as of September 8, 2008 are registered under the Securities Act of 1933 and we will file reports and other information with the Securities and Exchange Commission as a result. Additionally, we shall file supplementary and periodic information, documents and reports that are required under section 13(a) and Section 15(d) of the Exchange Act , as amended.

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

Domestication into Wyoming

Pursuant to Board of Director’s Resolution dated April 11, 2011, The company “Resolved, that the Company authorize and enact the following two corporate actions: (a) a change of state of incorporation and domicile from the state of New Jersey to the state of Wyoming; and (b) a change of the name of the Company from DIAMOND INFORMATION INSTITUTE, INC. to THERAPY CELLS, INC. ….” With an effective date of May 20, 2011. Company filed Articles of Domestication of Diamond Information Institute, Inc from New Jersey to Wyoming.

Name Change from Diamond Information Institute Inc to Therapy Cells Inc.

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

Holders of Common Stock

As of December 31, 2010, Company had approximately 32 stockholders of record. As of September 30, 2011, Company has 1,169,141 common shares outstanding.

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

Resignation of Auditor and Replacement

Company accepted the resignation of auditor Sadler, Gibb & Associates and engaged Li & Co, PC on July 1, 2011.

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

THERAPY CELLS, INC., fka DIAMOND INFORMATION INSTITUTE INC.

Dated: October 10, 2019	By:	/s/ Paul Knudson
Paul Knudson, CEO & CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

THERAPY CELLS, INC., fka DIAMOND INFORMATION INSTITUTE INC.

Dated: October 10, 2019	By:	/s/ Paul Knudson
Paul Knudson, - Director

