Form 10-K
period 2011-12-31
THERAPY CELLS INC
filed 2019-10-11
CIK 1429859

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011.

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

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

The number of shares of Common Stock, $0.0001 par value, outstanding on December 31, 2011 was 1,169,141.

THERAPY CELLS INC.

f/k/a DIAMOND INFORMATION INSTITUTE, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2011

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

Throughout this Annual Report references to “we”, our”, “us”, “Diamond”, “the Company”, “TCEL” , “Therapy Cells.” and similar terms refer to Therapy Cells, Inc., fka Diamond Information Institute, Inc

Our securities as of September 8, 2008 are registered under the Securities Act of 1933 and we will file reports and other information with the Securities and Exchange Commission as a result. Additionally, we shall file supplementary and periodic information, documents and reports that are required under section 13(a) and Section 15(d) of the Exchange Act , as amended.

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

Pursuing a new line of business: On May 10, 2011, Company authorized the formation of Therapy Cells JV, Inc. and filed Articles of Incorporation May 13, 2011 with the first Board of Directors consisting of Christopher Glover, Patrick Casey, and Garry Green.

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

Market Information: Name Change and New Ticker Symbol

During the year ended December 31, 2008, we filed for inclusion of our common stock on the Over-the-Counter Bulletin Board (“OTC:BB”). Our Common Stock was approved for trading by FINRA for trading on the OTC:BB under the symbol DIII on January 26, 2009. Since being quoted on the OTC:BB, our common stock has not traded.

As of May 20, 2011, Company changed its name from Diamond Information Institute Inc to Therapy Cells, Inc to better reflect their new line of business pursing the use of stem cells for autotransplantation therapy on animals and possible human applications. Subsequent to that name change, and a new ticker symbol, “TCEL”, Company began trading on the OTC Markets as TCEL effective October 31, 2011.

Holders of Common Stock

As of December 31, 2011 we had approximately 22 stockholders of record of the 1,169,141 common shares outstanding.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-12 of this Form 10-K.

THERAPY CELLS, INC., fka DIAMOND INFORMATION INSTITUTE, INC

FINANCIAL STATEMENTS

DECEMBER 31, 2011

(Unaudited)

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

TABLE OF CONTENTS

DECEMBER 31, 2011

(Unaudited)

AUDIT STATEMENT

NOTICE OF NO AUDITOR REVIEW

The accompanying unaudited financial statements of Diamond Information Institute Inc have been prepared by and are the responsibility of the current Company’s management. The 10-K for period ending December 31, 2011 has been prepared by compiling Company’s filings of record with SEC and OTC from 2009 through 2012. The last SEC filings included the audited 10-K file for period ending December 31, 2009. The last 10-Qs filed with the SEC were for periods 3-31-2009, 6-30-2009, and 9-30-2009. The Company then filed on the OTC for period ending December 31, 2011 which included the December 31, 2011 financial data. Company is voluntarily filing this (and other) missed filings to complete the filing history in the SEC Edgar database for 2010 and 2011.

In accordance with National Instrument 51-102, the Company discloses that its independent auditor has not performed a review of these financial statements.

Therapy Cells Inc., Fka Diamond Information Institute Inc.

Date: October 11, 2019
By: /s/ “Paul Knudson”
Name: Paul Knudson
Title: Chief Financial Officer

THERAPY CELLS, INC., fka DIAMOND INFORMATION INSTITUTE, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

(Unaudited)

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$37	–
Accounts Receivable – related party	57,174	29,505
Prepaid Expenses	33,333	33,333
Total Current Assets	90,544	62,838

Other Assets
Property & Equipment – net	67	983
Total Other Assets	67	983
TOTAL ASSETS	$90,611	$63,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued Interest Payable	$107,383	$73,215
Accounts Payable – related Party	65,926	253,722
Accounts Payable & Accrued Liabilities	4,256	34,014
Bank Overdraft	–	6,429
Convertible Notes Payable	205,023	335,227
Total Current Liabilities	382,588	702,607
Total Liabilities	382,588	702,607

Stockholder’s Equity
Accumulated Deficit	(1,419,460)	(1,672,349)
Additional Paid in Capital	2,739,932	2,233,173
Common stock, $0.0001 par value	119	153
Forex adjustments	(13,941)	(13,941)
Series A Preferred Stock, $0.0001 par value	90	–
Series B Preferred Stock, $0.0001 par value	–	13
Series C Preferred Stock, $0.0001 par value	25	25
Series E Preferred Stock, $00001 par value	198	–
Retained Earnings (Loss)	(1,185,860)	–
Net Income	(413,080)	(1,185,860)
Total Stockholder’s Equity	(291,977)	(638,786)
Total Liabilities and Equity	$90,611	$63,821

THERAPY CELLS, INC., fka DIAMOND INFORMATION INSTITUTE, INC.

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

	Year Ended	Year Ended
	December 31,	December 31,
	2,011	2,010
INCOME
Consulting Income	$364	$248,607
Total Income	364	248,607

EXPENSE
Forex Expense (or Gain)	(20,900)	5,625
Interest Expense	43,091	31,907
Operating Expenses
Compensation	176,600	119,323
Depreciation Expense	916	1,114
General and Administrative	213,737	779,742
Impairment Expense	–	496,756
Total Operating Expense	413,444	1,434,467
Net Ordinary Income	(413,080)	(1,185,860)
NET INCOME	$(413,080)	$(1,185,860)

THERAPY CELLS, INC., fka DIAMOND INFORMATION INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

AS OF DECEMBER 31, 2011

(Unaudited)

					Additional	Accumulated Other		Stockholder's
	Common Shares		Preferred Shares		Paid- in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance 12-31-2009	11,813,100	$11,814	–	$–	$1,660,535	$–	$(1,672,349)	$–
Reverse Split 1000:1	11,814	(11,813)	–	–	11,813	–	–	–
Series B Preferred stock issued for cash and services	–	–	134,000	13	334,977	–	–	334,990
Series C Preferred issued to acquire Serengeti	–	–	250,000	25	–	–	–	25
Common Stock issued for services at $0.12	1,000,000	100	–	–	149,900	–	–	150,000
Common Stock issued for convertible debt at $0.15	306,666	31	–	–	45,969	–	–	46,000
Common Stock issued for convertible debt at $0.15	133,333	14	–	–	19,986	–	–	20,000
Common Stock issued for convertible debt at $0.15	66,667	7	–	–	9,993	–	–	10,000
Foreign currency translation adjustment	–	–	–	–	–	–	(13,941)	(13,941)
Net loss for year ended 12-31-2010	–	–	–	–	–	–	(1,185,860)	(1,185,860)
Balance 12-31-2010	1,518,480	$153	384,000	$38	$2,233,173	$–	$(2,872,150)	$(638,786)
Common Stock issued for convertible debt at $0.15	120,000	12	–	–	17,988	–	–	18,000
Series B Preferred stock issued for compensation at $0.15	–	–	10,000	10	14,990	–	–	15,000
Common Stock issued for Company debts at $0.15	82,667	9	–	–	12,391	–	–	12,400
Common Stock issued for compensation at $0.15	177,333	18	–	–	26,582	–	–	26,600
Series A Preferred stock issued for compensation at $0.15	–	–	900,000	90	134,910	–	–	135,000
Bank Overdraft	–	–	–	–	–	–	6,429	6,429
Issue Series E Preferred at $1.00	–	–	1,680,007	168	(72)	–	–	96
Convert 234,000 B to Series E	–	–	(234,000)	(23)	–	–	–	(23)
Convert 729,339 Common to Series E	(729,339)	(73)	–	–	–	–	–	(73)
Conversion Adjustment	–	–	–	–	–	–	45,027	45,027
Convert Debt to Series E	–	–	300,000	30	299,970	–	–	300,000
Conversion Adjustment	–	–	–	–	–	–	201,433	201,433
Net loss for year ended 12-31-2011	–	–	–	–	–	–	(413,080)	(413,080)
Balance 12-31-2011	1,169,141	$119	3,040,007	$313	$2,739,932	$–	$(3,032,341)	$(291,977)

THERAPY CELLS, INC., fka DIAMOND INFORMATION INSTITUTE, INC.

STATEMENT OF CASH FLOWS

JANUARY 1 THROUGH DECEMBER 31, 2011

(Unaudited)

Jan – Dec 2010
OPERATING ACTIVITIES
Net Income	$(413,080)
Adjustments to reconcile Net Income to net cash provided by operations:
Accounts Receivable – Related Party	(27,669)
Accrued Interest Payable	34,168
Accts Pay – related Party	(187,796)
Accounts Pay & Accrued Liabilities	(29,758)
Bank Overdraft	(6,429)
Convertible Notes Payable	(130,204)
Net cash provided by Operating Activities	(760,768)

INVESTING ACTIVITIES
Property and Equipment – Net	916
Net cash provided by Investing Activities	916

FINANCING ACTIVITIES
Accumulated Deficit	252,889
Additional Paid in Capital	506,759
Common Stock, $0.0001 par value	(34)
Series A Preferred Stock, $0.0001 par value	90
Series B Preferred Stock, $0.0001 par value	(13)
Series E Preferred Stock, $0.0001 par value	198
Net cash provided by Financing Activities	$759,889
Net Cash increase for period	$37
Cash at end of period	$37

THERAPY CELLS, INC., fka DIAMOND INFORMATION INSTITUTE, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Effective October 19, 2009, as approved at our shareholder meeting on October 8, 2009, we entered into a Share Exchange Agreement with Alba Mineral Exploration, Inc. (“Alba”), a Delaware Corporation (the “Agreement”). Pursuant to the Agreement, Alba agreed to issue our shareholders a total of 2,585,175 shares of common stock of Alba in exchange for all of the shares owned by the Company’s shareholders. Alba was able to successfully acquire over 99% of the shares of the Company which it later sold to an unrelated third party in the first quarter of 2010. Following the transaction described in the Agreement and other accompanying transactions, our former shareholders own 60% of the common stock issued and outstanding in Alba. Also pursuant to the Agreement, Alba acquired all of the assets and liabilities related to our jewelry business. As a result of the transaction, the Company became a wholly-owned subsidiary of Alba, and all of our operations related to the jewelry business we were in were discontinued due to the subsequent sale in the first quarter of 2010 of 99% of the Company stock to an unrelated third party and the retention of the jewelry business assets and liabilities with the shareholders of Alba. See Note 8

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $3,032,341.00 as of December 31, 2011 and has assets of $90,611.00, liabilities of $382,588.00 and limited operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company finding new management to develop a new business that generates profitable operations in the future and/or to obtain the necessary capital to fund a new business plan.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FASB ASC Topic 855, “Subsequent Events”. New authoritative accounting guidance under ASC Topic 855, “Subsequent Events”, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009. Effective, February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) No 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” which revised certain disclosure requirements. ASU No. 2010-09 did not have a significant impact on the Company’s consolidated financial statements. The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2010 through the issuance of the accompanying consolidated financial statements.

Management does not believe that any other recently issued by not yet effective accounting pronouncements, if adopted, would affect the accompanying consolidated financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company received periodic advances from its principal stockholder based on the Company’s cash flow needs. The Company has liabilities payable due to various related parties totaling $378,332 as of December 31, 2011. The liabilities are comprised of 1) short- term advances and trade payables bearing no interest, and 2) convertible notes bearing interest at 10.0% per annum.

The Company has receivables due from various related parties with a total balance of $57,174 as of December 31, 2011. The receivables do not accrue interest and are due upon demand and were the result of services performed by the Company for the related parties.

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

NOTE 4 – COMMON STOCK (CONTINUED)

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

Stock and Debt Conversion and Stock Issuances –

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

NOTE 4 – COMMON STOCK (CONTINUED)

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

At December 31, 2011, the Company owned minimal property and equipment with depreciated book value of $67.

Resignation of Auditor and Replacement

Company accepted the resignation of auditor Sadler, Gibb & Associates and engage Li & Co, PC on July 1, 2011.

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

NOTE 6 – INCOME TAXES (CONTINUED)

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

On August 26, 2011, Therapy Cells Inc purchased 90.9% of the Common Stock of Therapy Cells Limited (TCL), a New Zealand Corporation, for 3,000,000 shares of it’s wholly owned subsidiary Therapy Cells JV, Inc’s Preferred Series C Stock. TCL is actively doing business in the cell repair and cell replacement of Equine stock at present but actively pursuing FDA approval to be used for repair of the Human Body. Since the company’s acquisition of TCL they have made the decision to pursue only Therapy Cell related business in the future.

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

ITEM 9B OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

March 18, 2010 – New Directors and Officers upon change of control acquisition from Macau Consultants:

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

The biographies of each of the directors and officers are set forth below as follows:

NAME	AGE	POSITION WITH THE COMPANY
Paul Crawford	74	President/Chief Executive Officer and a Director
Dennis Atkins	49	Chief Financial Officer and a Director
Merlin Larson	35	Secretary and Treasurer and a Director

Paul Crawford. Since 1990, Mr. Crawford has been assisting early stage companies in raising capital. He is both a venture capitalist and an entrepreneur and has been working with developing businesses since the late 1970s. In addition to raising capital, Mr. Crawford has started several successful businesses including Celcom. Celcom was incorporated in Minnesota in 1981 specifically to acquire the first non-wire line cellular license in the first phase of the first U.S. cellular phone systems. The initial cellular licenses in the top 75 U.S. cities were opened to all filers who were then submitted to a series of Federal Communications Commission (FCC) comparative hearings, which is similar to how the FCC awards radio and television licenses. The remaining U.S. cellular markets were subsequently placed via a lottery. The deadline for the initial filings in the top markets was closed in early 1982. This resulted in Celcom participating in a joint venture with MCI. The Twin Cities cellular system operated as MCI/Celcom and subsequently was renamed Cellular One of the Twin Cities. In 1986 MCI/Celcom sold the Twin Cities non-wireline cellular system to McCaw Communications for approximately $43 million. In July 1998, Mr.Crawford co-founded Commission Junction (CJ). CJ became very profitable in early 2002 and was acquired in December 2003 by ValueClick (VCLK) in a $58 million cash and stock transaction. CJ is a leader in the affiliate marketing/pay-per-sale advertising on the Internet. Starting in late 2007, Mr. Crawford focused on the next generation of the Internet which is a “sea change event” underway today. The portfolio is dominated by Software as a Service (SaaS) services and 4G, Mobile WiMAX and includes five SaaS businesses (Empathic Clinical Suites, MSAFastDraftPRO, CompletLAW-WEB, Sports Director Online, Bankruptcy Compiler, LocaLoop, Inc.).

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

2010 - New Officers and Directors:

Lorne R Gale was appointed as Director and Treasurer on 06-08-2010, replacing Dennis Atkins.

Dan McCormick was appointed as Director and President/Secretary on 07-26-2010 replacing Paul Crawford and Merlin Larson.

2011 – New Officer and Director:

Christopher Glover was appointed as Director, President, Secretary and Treasurer upon the resignation of Lorne R Gale and Dan McCormick on February 11, 2011 and is responsible for overseeing all aspects of the company. Mr. Glover is the Chief Executive Officer, President, Secretary, Chief Financial Officer, and Director (Principal Executive Officer) and (Principal Financial Officer) of the Company. He resides in England. Mr. Glover specializes in the development of emerging companies and their technologies and operations and required financing, which include the following:

From 1995 to August 2009, Mr. Glover has acted as the Chief Executive Officer for Auto Data Network (AND). Auto Data Network is a software and services supplier to the Automotive Sector. The company provides integrated solutions for automotive retailers.

From 2004 through June of 2009 Mr. Glover worked as an outside consultant with United American, Inc. Mr. Glover provided United American, Inc. with suppliers who could blend and manufacture UAI’s fire barrier products. Mr. Glover has not and does not own any interest in United American, Inc.

Additionally, from 1991 to 1995 Mr. Glover was the Sales Director of COS Limited. COS is a marketing and production services company supplying mainly to the Publishing, Training and Motor Industries with such facilities as Design, Media Duplication (Video, Audio, Disk), Print, Packaging, Marketing and Distribution.

From 1989 to 1991 Mr. Glover was the Managing Director of County Contract Hire Limited a specialized contract hiring company.

Legal/Disciplinary History: None

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of our executive officers for the years ended December 31, 2011, 2010 and 2009, respectively.

Summary Compensation Table

	Year Ended December			Stock	All Other
Name and Principal Position	31	Salary		Awards (1)	Compensation		Total
Berge Abajian
Chief Executive Officer, President	2009	$13,413		$20,000	$17,856	(2)	$51,269
Principal Accounting Officer	2010	–		–	–		–
Alfred Sirica (3)	2009	–		–	–		–
Former Chief Financial Officer	2010	–		–	–		–
Arpi Abajian (4)	2009	–		–	–	(2)	–
Secretary	2010	–		–	–		–
New Officers and Directors as a group	2010	$116,667	(5)	–	–		–
Paul Crawford Pres, CEO, Director	2010	–	(5)	–	–		–
Dennis Atkins CFO, Director	2010	–	(5)	–	–		–
Merlin Larson Sec/Treasurer, Director	2010	–	(5)	–	–		–
Dan McCormick President/Sec, Director	2010	–	(5)	–	–		–
Lorne R Gale Treasurer, Director	2010	–	(5)	–	–		–
Chris Glover, Director and Officers	2011	–	(6)	–	–		–

______________

(1)	The amounts show in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2009 in accordance with FAS 123(R).
(2)	Other compensation was made up of Mr. Abajian’s car expense and health insurance expenses. Included in this amount was approximately $8,670 for Ms. Abajian’s health insurance expenses.
(3)	Mr. Sirica agreed to serve as Chief Financial Officer during the time in which the Company was going through the review process of its registration statement. Subsequent to the registration statement becoming effective, Mr. Sirica resigned and Mr. Abajian agreed to serve as the Principal Accounting Officer.
(4)	On January 8, 2009, the board of directors appointed Ms Arpi Abajian as the Secretary of the Company.
(5)	Company records do not break out individual compensation, only the total recorded. Various reports list conflicting amounts of $119,323, $116,667 and $116,012.
(6)	Company records do not break out individual compensation, only the total recorded annually. 2011 compensation expense was $176,600, all in the form of various stock issuances. Mr. Glover received 900,010 shares of Series A preferred stock as consideration for services on April 8, 2011. The shares were valued at $0.15 per share for a total value of $135,000. This compensation was a part of the $176,600 compensation expense recorded during 2011.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock as of the date of this Annual Report, held by those persons known to beneficially own more than 5% of our capital stock and by Christopher Glover, our director and executive officer. The percentage of beneficial ownership for the following table is based on 1,169,141 shares of common stock outstanding as of December 31, 2011. The records of the Company do not contain this data for the date of this Annual Report.

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

Name and Address of Beneficial Owner (1) Directors and Officers	Amount and Nature of Beneficial Ownership (1)	Percentage Beneficial Ownership
Christopher Glover	unknown	unknown
1810 E Sahara Ave, Suite 1454
Las Vegas, Nevada 89102
Beneficial Shareholders Greater than 10%
Unknown

______________

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

CHANGES IN CONTROL

As of December 31, 2011, we are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related -Party Liabilities

The Company has liabilities payable due to various related parties totaling $378,332 as of December 31, 2011. The liabilities are comprised of 1) short-term advances and trade payables bearing no interest, and 2) convertible notes payable to related-parties.

Related-Party Receivables

The Company has receivables due from various related parties with a total balance of $57,174 as of December 31, 2011. The receivables do not accrue interest and are due upon demand and were the result of services performed by the Company for the related parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During 2010, the Company did not separately report any amounts paid for accounting and auditing fees, if any were incurred. The 10-Q filings for periods 03-31-2011, 06-30-2011, and 09-30-2011 are unaudited and this unaudited Year end 2011 10-K is being voluntarily filed at this time to complete the historical record for the period.

The aggregate fees for professional services rendered by MSPC, Certified Public Accountants and Advisors, A Professional Corporation for the audit of our financial statements and review of the financial statements included in our Form 10-Q for the period ending December 31, 2009 or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year ended 2009 was $7,500. The aggregate fees for professional services rendered by Silberstein Ungar, PLLC for the annual audit of our financial statements for the period ended December 31, 2009 was $6,000. No separate records exist for amounts paid for the 2010 and 2011 financial statements for accounting and auditing fees and services.

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

THERAPY CELLS, INC., fka DIAMOND INFORMATION INSTITUTE INC.

Dated: October 11, 2019	By:	/s/ Paul Knudson
Paul Knudson, CEO & CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

THERAPY CELLS, INC., fka DIAMOND INFORMATION INSTITUTE INC.

Dated: October 11, 2019	By:	/s/ Paul Knudson
Paul Knudson, - Director

